Form 10-Q
period 1998-04-04
KASPER A S L LTD
filed 1998-06-11
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended APRIL 4, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission file number: 0-24179

                               KASPER A.S.L. LTD.
             (Exact name of registrant as specified in its charter)


State of incorporation:  DELAWARE     IRS Employer Identification No: 22-3497645
                         --------                                     ----------

                    77 Metro Way, Secaucus, New Jersey 07094
    ------------------------------------------------------------------------
              (Address and zip code of principal executive office)


                                 (201) 864-0328
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [_]       No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes [X]     No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 1, 1998 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES




                                      INDEX


                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets at April 4,
               1998 and January 3, 1998........................................2

            Condensed Consolidated/Combined Statements of
               Operations for the Thirteen weeks ended April 4, 1998
               and Fourteen weeks ended April 5, 1997..........................3

            Condensed Consolidated/Combined Statements of Cash
               Flows for the Thirteen weeks ended April 4,
               1998 and Fourteen weeks ended April 5, 1997.....................4

            Notes to Condensed Consolidated/Combined Financial Statements......5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................9


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.................................................16

Item 6.     Exhibits and Reports on Form 8-K..................................16

SIGNATURES....................................................................17

EXHIBIT INDEX.................................................................18

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                     ASSETS                                     APRIL 4,    JANUARY 3,
                                                                                  1998         1998
                                                                               ---------    ---------
                                                                              (Unaudited)
Current Assets:
    Cash and cash equivalents ..............................................   $   2,182    $  16,677
    Accounts receivable-net of allowances for possible losses of
       $20,269 and $18,725 respectively ....................................      63,806       30,000
    Inventories ............................................................      75,124       78,796
    Prepaid expenses and other current assets ..............................       5,212        4,462
                                                                               ---------    ---------
          Total Current Assets .............................................     146,324      129,935
                                                                               ---------    ---------
Property, Plant and Equipment, at cost less accumulated
  depreciation and amortization of $3,708 and $2,985,
  respectively .............................................................      14,458       14,337
Reorganization value in excess of identifiable assets, net of
  accumulated amortization of $2,716 and $1,902, respectively ..............      62,465       63,279
Trademarks, net of accumulated amortization of $1,214 and $850,
  respectively .............................................................      49,786       50,150
Other Assets, at cost less accumulated amortization of $811 and
  $596, respectively .......................................................       2,740        2,955
                                                                               ---------    ---------
          Total Assets .....................................................   $ 275,773    $ 260,656
                                                                               =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .......................................................   $  18,533    $  17,637
    Accrued expenses and other current liabilities .........................       6,377        6,703
    Interest Payable .......................................................          48        3,555
    Income taxes payable ...................................................       3,771        1,164
                                                                               ---------    ---------
          Total Current Liabilities ........................................      28,729       29,059

Long-Term Liabilities:
    Deferred Taxes .........................................................         639          639
    Long-Term Debt .........................................................     110,000      110,000
    Bank Revolver ..........................................................      10,923         --
    Minority Interest ......................................................         520         --
                                                                               ---------    ---------
          Total Liabilities ................................................     150,811      139,698

Commitments and Contingencies
Shareholders' Equity:
    Common Stock, $0.01 par value; 20,000,000 shares
       authorized; 6,800,000 shares issued and outstanding .................          68           68
    Preferred Stock, $0.01 par value; 1,000,000 shares
       authorized; none issued and outstanding .............................        --           --
    Capital in excess of par value .........................................     119,932      119,932
    Retained Earnings ......................................................       4,980          972
Accumulated Comprehensive Income:
    Cumulative Translation Adjustment ......................................         (18)         (14)
                                                                               ---------    ---------
          Total Shareholders' Equity .......................................     124,962      120,958
                                                                               ---------    ---------
    Total Liabilities and Shareholders' Equity .............................   $ 275,773    $ 260,656
                                                                               =========    =========

The accompanying Notes to Condensed Consolidated/Combined Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                      REORGANIZED   |   PREDECESSOR
                                                        COMPANY     |     COMPANY
                                                     -------------- | --------------
                                                     THIRTEEN WEEKS | FOURTEEN WEEKS
                                                         ENDED      |     ENDED
                                                        APRIL 4,    |    APRIL 5,
                                                          1998      |      1997
                                                       ----------   |  ----------
                                                       (Unaudited)  |  (Unaudited)
Net Sales ........................................     $   96,132   |  $   99,231
Cost of Sales ....................................         67,960   |      74,165
                                                       ----------   |  ----------
      Gross profit ...............................         28,172   |      25,066
Operating Expenses:                                                 |
Selling, warehouse, general and                                     |
administrative expenses ..........................         15,089   |      14,988
Depreciation and Amortization ....................          2,059   |         713
                                                       ----------   |  ----------
      Total operating expenses ...................         17,148   |      15,701
                                                       ----------   |  ----------
Operating income .................................         11,024   |       9,365
Interest and Financing Costs .....................          4,111   |         462
                                                       ----------   |  ----------
Income before provision for income taxes .........          6,913   |       8,903
Provision for Income Taxes .......................          2,905   |       3,561
                                                       ----------   |  ----------
Net Income .......................................     $    4,008   |  $    5,342
                                                       ==========   |  ==========
Basic earnings per share .........................            .59   |        --
                                                       ==========   |
Diluted earnings per share .......................            .59   |        --
                                                       ==========   |
Weighted average number of shares used in                           |
computing Basic earnings per share ...............      6,800,000   |
Weighted average number of shares used in                           |
computing Diluted earnings per share .............      6,800,000   |


The accompanying Notes to Condensed Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       Reorganized|  Predecessor
                                                                         Company  |    Company
                                                                        --------  |   --------
                                                                        Thirteen  |   Fourteen
                                                                         Weeks    |    Weeks
                                                                         Ended    |    Ended
                                                                        --------  |   --------
                                                                        April 4,  |   April 5,
                                                                          1998    |     1997
                                                                        --------  |   --------
                                                                      (Unaudited) | (Unaudited)
Cash Flows from Operating Activities:                                             |
  Net income ........................................................   $  4,008  |   $  5,342
    Adjustments to reconcile net income to net cash (used in)                     |
      provided by operating activities:                                           |
    Depreciation and amortization ...................................      1,302  |        548
    Amortization of reorganization value in excess of                             |
      identifiable assets ...........................................        814  |       --
    Amortization of excess purchase price over net                                |
      assets acquired ...............................................       --    |        165
    Excess of cost over fair value of assets acquired ...............       --    |        (23)
    Income applicable to minority interest ..........................        520  |       --
    Change in provision for possible losses on accounts receivable         1,544  |        237
    Decrease (increase) in:                                                       |
          Accounts receivable .......................................    (35,350) |    (16,450)
          Inventories ...............................................      3,672  |     24,703
          Prepaid expenses and other current assets .................       (750) |       (948)
    Increase (decrease) in:                                                       |
          Accounts payable, accrued expenses and other                            |
             current liabilities ....................................        570  |     (2,272)
          Interest Payable ..........................................     (3,507) |       --
          Income taxes payable ......................................      2,607  |        113
                                                                        --------  |   --------
             Total adjustments ......................................    (28,578) |      6,073
                                                                        --------  |   --------
             Net cash (used in) / provided by operating activities ..    (24,570) |     11,415
                                                                        --------  |   --------
                                                                                  |
Cash Flows from Investing Activities:                                             |
    Capital expenditures net of proceeds from the sale of fixed                   |
       assets .......................................................       (844) |     (1,762)
                                                                        --------  |   --------
    Net cash used in investing activities ...........................       (844) |     (1,762)
                                                                        --------  |   --------
                                                                                  |
Cash Flows from Financing Activities:                                             |
    Bank Revolver ...................................................     10,923  |       --
    Net (decrease) in cash invested with Leslie Fay .................       --          (9,061)
                                                                        --------  |   --------
    Net cash provided by / (used in)  financing activities ..........     10,923  |     (9,061)
                                                                        --------  |   --------
Effect of exchange rate changes on cash and cash equivalents ........         (4) |       --
                                                                        --------  |   --------
Net (decrease) increase in cash and cash equivalents ................    (14,495) |        592
                                                                                  |
Cash and cash equivalents, at beginning of period ...................     16,677  |      1,886
                                                                        --------  |   --------
                                                                                  |
Cash and cash equivalents, at end of period .........................   $  2,182  |   $  2,478
                                                                        ========  |   ========

The accompanying Notes to Condensed Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

          The Condensed Consolidated/Combined Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. (name legally changed from Sassco Fashions, Ltd. on November 5, 1997) and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted from this report; as is permitted by such rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated/Combined Financial Statements included herein should be read in conjunction with the Consolidated/Combined Financial Statements and the notes thereto included in the Company's Registration Statement on Form S-1 for the Fiscal Year ended January 3, 1998.

          In the opinion of management, the accompanying interim Condensed Consolidated/Combined Financial Statements contain all material adjustments necessary to present fairly the Condensed Consolidated/Combined financial condition, results of operations, and changes in financial position of shareholders' equity of Kasper and its subsidiaries for the interim periods presented.

          Due to the Company's Reorganization and implementation of Fresh Start Reporting (see Note 2), the Condensed Consolidated/Combined Financial Statements for the new Reorganized Company (period starting June 5, 1997, the effective date of the Reorganized Company's emergence from bankruptcy) are not comparable to those of the Predecessor Company.

          A  black   line  has  been   drawn  on  the   accompanying   Condensed
Consolidated/Combined   Financial   Statements   to   distinguish   between  the
Reorganized Company and the Predecessor Company.

NOTE 2.  FRESH START REPORTING

          Kasper was a division of The Leslie Fay Company, Inc. ("Leslie Fay", formerly The Leslie Fay Companies, Inc.), a Delaware corporation which operated its business as a debtor in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") until June 4, 1997. The Condensed Consolidated/Combined Financial Statements herein presented include the operations of three related Hong Kong corporations, Asia Expert Limited ("AEL"), Tomwell Limited ("Tomwell"), and Viewmon Limited ("Viewmon"), none of which were part of the Leslie Fay bankruptcy proceeding. These three Hong Kong corporations were subsidiaries of Leslie Fay (upon emergence from bankruptcy these entities became subsidiaries of Kasper) that procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Condensed Consolidated/Combined Financial Statements also include the results of Kasper Europe, Ltd., Kasper Canada, ASL Retail Outlets, Inc. and ASL/K Licensing Corp., all of which are wholly owned subsidiaries of the Company. Kasper Canada is a 70% owner of Kasper Partnership. The portion of Kasper Partnership pertaining to its minority owner is reflected in the accompanying financial statements as minority interest. The Condensed Consolidated/Combined Financial Statements of Kasper, AEL, Tomwell and Viewmon have been prepared on a stand-alone basis in accordance with generally accepted accounting principles applicable to a going concern. The Predecessor Company financial data reflects the combined results of Kasper, AEL, Tomwell, and Viewmon. The financial statements of the Reorganized Company are consolidated as opposed to combined because as of the date of reorganization, the three Hong Kong corporations became subsidiaries of Kasper. Prior to the reorganization, these entities were subsidiaries of Leslie Fay and, accordingly, the financial statements were combined for those periods. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal year ended January 3, 1998 ("1997") included 53 weeks.

          Leslie Fay was operating its business as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. On April 5, 1993, Leslie Fay and certain of its wholly owned subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), as a result of the announcement of accounting irregularities, numerous stockholder and other party lawsuits filed against the Company and its directors, and the breach of certain provisions of its financing agreement at the time. On October 31, 1995, the Debtors and the Committee of Unsecured Creditors (the "Creditors Committee") filed Leslie Fay's Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code.

          The Plan was subsequently amended on March 13, 1996, December 5, 1996, February 3, 1997 and February 28, 1997. On December 5, 1996, the Debtors filed a Disclosure Statement for the Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Disclosure Statement"), which was also subsequently amended on February 3, 1997 and February 28, 1997. The Plan provided for, among other things, the separation of the Debtors' estates and assets into two separate reorganized entities. Under the Plan, stockholders of the Company would not retain or receive any value for their interest. The Debtors obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The Plan was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. Refer to the Condensed Consolidated Financial Statements of Leslie Fay for the fiscal year ended December 28, 1996, included in Leslie Fay's Annual Report on Form 10-K, for more information regarding Leslie Fay's bankruptcy proceedings.

          The Plan called for the spin-off of Kasper as a newly organized entity and which consists of Kasper, AEL, Tomwell, Viewmon, Sassco Europe and ASL Retail (collectively referred to as "Kasper A.S.L., Ltd. and Subsidiaries).

          On June 4, 1997, the Plan was consummated by Leslie Fay 1) transferring the equity interest in both Leslie Fay and Kasper, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Kasper; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the then Sassco division to Kasper and the assets and liabilities of Leslie Fay's Dress and Sportswear divisions to three wholly owned subsidiaries of Leslie Fay. In addition, Leslie Fay retained approximately $41,080,000 in cash, of which $23,580,000 will be used to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company has issued approximately eighty (80%) percent of its 6,800,000 of new shares to its creditors in July 1997. The remaining shares will be held back pending the resolutions of certain litigation before the Bankruptcy Court. On June 4, 1997, Leslie Fay emerged from bankruptcy and Kasper has emerged as a newly organized separate entity.

          Pursuant to the guidelines provided by SOP 90-7, the Company adopted fresh-start reporting with a reorganization value of $120,000,000 and allocated the reorganization value to its net assets on the basis of the purchase method of accounting.

          The fresh-start reporting reorganization value of $120,000,000 was based on averaging several valuation methodologies prepared by an independent appraiser. A five-year analysis of the Company's actual and projected operations (fiscal years ended 1997-2001) was prepared by management and a discounted cash flow methodology was applied to those numbers. A equity value was determined by calculating the impact of various assumption changes to the five year projections and adding the projected cash flows for the first four years to a "capitalization" of the fifth year's projected cash flow under each assumption. The fifth year's projected cash flow was capitalized into value and discounted to the present.

          The aggregate cash flow value was then discounted to its present value, using a discount rate of 14%. The reorganization values were then weighted with a range between $118,000,000 and $123,000,000, and $120,000,000 was established as the Company's reorganization value.

          The five-year cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity.


NOTE 3.  INVENTORIES

          Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

          Inventories, net of reserves, consist of the following:


                                                 APRIL 4,       JANUARY 3,
                                                   1998            1998
                                                 -------         -------
                                                     (In thousands)

Raw materials                                    $38,388         $32,121
Work in process                                        3               3
Finished goods                                    36,733          46,672
                                                 -------         -------
            Total inventories                    $75,124         $78,796
                                                 =======         =======


NOTE 4.  INCOME PER SHARE

          The computation of income per common share is based upon the weighted average number of common shares outstanding during the period. The pro forma weighted average number of common shares outstanding and pro forma net income per common share for the period ended April 5, 1997 have not been presented because, due to the restructuring and implementation of Fresh Start Reporting they are not comparable to subsequent periods.

NOTE 5.  DEBT

          At April 4, 1998, there were direct borrowings of $10,923,000 outstanding under the Bank Boston Credit Agreement and approximately $19,341,000 outstanding in letters of credit under the facility. The Company has approximately $26,600,000 available for future borrowings as of April 4, 1998.

          The Company paid $2,422,000 in commitment and related fees in connection with the credit facility in June 1997. These fees are included in other assets and will be amortized as interest and financing costs over the term of the Credit Agreement (three years).

NOTE 6.  COMMITMENTS AND CONTINGENCIES

          On April 5, 1993, Leslie Fay and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. All civil litigation commenced against Leslie Fay and those referenced subsidiaries prior to that date was stayed under the Bankruptcy Code. By an order dated April 30, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997.

          The Confirmation Order, inter alia, dismissed with prejudice all pending litigation's, and released all claims that could have been brought in litigation. Both prior to and subsequent to the Filing Dates, various class action suits were commenced on behalf of certain prior stockholders of the Company. Any claims against the Company arising out of these suits were discharged as part of, and in accordance with the terms of the Plan. Accordingly, whatever the eventual outcome of these cases, there can be no material financial impact on the Company based on the terms of the Plan.

          On November 17, 1997, the Company's wholly-owned subsidiary, Asia Expert, Ltd. received a letter from the United States Customs Service stating that a monetary claim in the amount of $694,860 was being contemplated against Asia Expert, Ltd. as a result of an alleged trans-shipment of goods in late 1995 from China by a contractor. The trans-shipment in question involved a Hong Kong contractor who allegedly diverted goods that were to be sewn in Hong Kong to China. Upon completion, the goods were then returned to Hong Kong for shipment to the United States without disclosing the diversion, which would be a violation of U.S. Customs laws. However, it is the Company's position that its subsidiary did not knowingly or intentionally participate in any violation of U.S. Custom laws and the Company intends to vigorously pursue all appropriate legal defenses. The Company has conducted its own investigation through its customs legal counsel. As a result of the investigation, the Company has obtained an admission from the contractor that actual trans-shipments had occurred, but that the contractor acted independently and intentionally misrepresented its actions to the Company. The contractor further confirmed in a sworn affidavit that these practices were done entirely without the knowledge of the Company. Based upon these facts, the Company responded to U.S. Customs in a letter dated January 8, 1998 requesting termination of the proceeding without the issuance of any penalties. On May 4, 1998, U.S. Customs dismissed the case without the issuance of any penalties.

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In 1998, AcSEC issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company is currently evaluating the estimated impact on adoption, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.

OVERVIEW

          On June 4, 1997, Kasper A.S.L., Ltd. (the "Company") was separated from The Leslie Fay Companies, Inc. ("Leslie Fay"), in accordance with the fourth amended and restated joint plan of reorganization (the "Reorganization Plan") approved by the U.S. Bankruptcy Court. On that date, all assets and corresponding liabilities associated with the operation of the Sassco Fashions Division of Leslie Fay, including the Nipon Trademarks, were sold to the Company. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay, from the time it was acquired by Leslie Fay in 1980. The Company received the assets and liabilities of the former Sassco Fashion Division of Leslie Fay as part of the Reorganization Plan of Leslie Fay. In the aggregate, $249.6 million of assets, subject to $19.6 million of liabilities, were sold by Leslie Fay to the creditors in satisfaction of creditor claims of like amount. The Company in turn transferred to the creditors 6,800,000 shares of its common stock with a market value of $120 million and 12.75% Senior Notes with an aggregate principal amount of $110 million in exchange for the net assets. The Company is one of the largest marketers and manufacturers of career women's suits in the United States. The Company also markets career dresses, sportswear and knitwear. The Company has grown through the extension of existing product lines, the introduction of new brands and the expansion of its retail outlet operations.

          The accompanying financial statements have been prepared to show the Company as a free standing entity apart from Leslie Fay. Until 1996, the Company was totally dependent upon Leslie Fay for all administrative support, including accounting, credit, collections, legal, etc. As such, the financial statements reflect an allocation of Leslie Fay administrative expenses to the Company.

          As a division of Leslie Fay, the Company was not subject to Federal, State and Local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the historical financial statements reflects the rate that would have been applicable, had the Company been independent. Provisions for deferred taxes were not reflected on the Company's books, but were reflected on Leslie Fay's books and records. Going forward, the Company will record deferred taxes in accordance with the provision of Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."

          The Company's business is primarily the design, distribution and wholesale sale of women's career suits, dresses and sportswear to principally major department stores and specialty shops. Over the last five years, the Company has increased its share of the wholesale market by expanding into all markets, including the "lower moderate" (LeSuit), "upper moderate" (Kasper) and "bridge" (Nipon) markets. The Company has also introduced a career sportswear label, Kasper and Company(R), and career knitwear under the name Nina Charles(TM). In analyzing the performance of the knitwear division and its capital and operational requirements, the Company has decided to discontinue the Nina Charles(TM) label at wholesale in the United States for the Fall 1998 season. The Company will continue to market the label in its retail stores and in Canada and Europe. For Fall 1998, the Company will incorporate its knitwear business into its Dress and Sportswear lines.

          In July 1995, the Company started its retail outlet operations by acquiring 22 lease properties, which were assigned to the Company by Leslie Fay on June 4, 1997 pursuant to the Reorganization Plan. As of April 4, 1998, the Company had 50 retail outlet stores throughout the United States. Sales at the retail outlet stores totaled $38.6 million in the year ended January 3, 1998. The stores operate under the name Kasper ASL(R), but also sell the Company's other labels, including Nipon(R), Kasper and Company(R), Nina Charles(TM), Le Suit(TM)and b. bennett(TM).

          In connection with the separation from Leslie Fay, Leslie Fay transferred all rights and title to the Nipon trademarks to the Company. At the time of the transfer, there were several licensing agreements in effect, including men's sportswear, dress slacks, ties, ladies coats, etc. In 1997, the Company received approximately $900,000 in licensing income from licensing agreements.

          On June 4, 1997, the Company acquired the trade name Kasper(R) from Forecast Designs, Inc., a company owned by Herbert Kasper, for $6 million. Prior to June 4, the Company paid royalties for the use of the Kasper name to Forecast Designs, Inc. In accordance with the agreement, Forecast Designs, Inc. will retain the right to the licensing income from pre-existing licenses, which licenses will be transferred to the Company upon Mr. Kasper's death. The Company will be entitled to 50% of the income generated by any new licenses. Pursuant to the terms of the acquisition agreement, the Company also entered into an Employment, Consulting and Non- Competition Agreement with Herbert Kasper. Such agreement, which has a term of ten years, provides for the payment to Mr. Kasper of $300,000 in annual salary and $7,500 for each 1% by which the gross profits from the Company's sales of Kasper women's apparel, namely suits, dresses and sportswear in each of the six years 1998 to 2003 exceeds the total gross profit derived by the Company from the sale of such products in the year 1995. Under the terms of the Agreement, Mr. Kasper may and has been dedicating his business time to the licensing activities of ASL/K Licensing Corp., which includes meeting with current and prospective licensees of the Kasper brand name. He also participates in marketing trips and is involved in the Company's ad campaigns, reviews competitor's products and meets with prospective wholesale buyers on behalf of the Company. Mr. Kasper may also perform such other tasks as he and Mr. Levine may agree.

          The Company has plans to launch an advertising campaign beginning in 1998. Anticipated costs relating to the advertising campaign are $2.0 million. Costs for advertising are expensed as incurred.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 4, 1998 AS COMPARED TO FOURTEEN WEEKS ENDED APRIL 5, 1997

          NET SALES

          Net Sales for the thirteen weeks ended April 4, 1998 (the "first quarter 1998") were $96.1 million as compared to $99.2 for the fourteen weeks ended April 5, 1997 (the "first quarter 1997"). Wholesale sales decreased to $87.2 million for the first quarter 1998, from $91.6 million in the first quarter 1997. However, the extra week's wholesale sales for the first quarter 1997 were $5.4 million, resulting in an overall increase of $1.0 million on a comparable 13-week basis.

          Retail sales increased to approximately $8.9 million in the first quarter 1998 from approximately $7.6 million in the first quarter 1997, an increase of approximately 16.8% due primarily to the net addition of 11 retail outlet stores over the last 12 months. The extra week's retail sales in the first quarter 1997 amounted to approximately $0.5 million, resulting in an overall increase of $1.8 million on a comparable 13-week basis. Comparable store sales for the first quarter 1998 were $7.1 million as compared to $6.8 million for the first quarter 1997, an increase of 4.4%.

          GROSS PROFIT

          Gross Profit as a percentage of net sales increased to 29.3% for the first quarter 1998, compared to 25.3% for the first quarter 1997. The improvement over the first quarter 1997 can be attributed to the higher retail sales as well as the improved performance at the wholesale level. Wholesale gross profit as a percentage of sales increased to 28.2% in the first quarter 1998 from 24.8% in the first quarter 1997.

          Retail gross profit as a percentage of sales increased to 39.2% in the first quarter 1998 from 38.6% in the first quarter 1997.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling,  general  and  administrative  expenses  increased  to  $15.1 million in the first quarter 1998 as compared to $15.0 million in the first quarter 1997, an increase of $.1 million. The extra week in the first quarter 1997 contributed an extra $1.1 million in selling, general and administrative expenses, resulting in an overall increase of $1.2 million on a comparable 13 week period. Approximately $950 thousand of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 11 retail outlet stores.

          The remaining increase is associated with Wholesale operations. Advertising expenses increased by approximately $550 thousand primarily as a result of the new advertising campaign. In addition, Kasper operations in Canada and the U.K. contributed approximately $300 thousand in additional selling, general and administrative expenses. These increases were offset by a decrease in royalty expense of approximately $400 thousand as a result of the trademark acquisition, and an overall decrease of approximately $200 thousand in administrative expenses as a result of the termination of consulting agreements and Leslie Fay allocations due to the reorganization.

          Selling,  general and  administrative  expenses include the following:
(i) design expenses; (ii) production expenses, which includes purchasing of raw materials, production planning and scheduling and product costing; (iii) selling and marketing expenses, including showroom sales personnel and sales representatives outside the showroom; (iv) administrative expenses, which include all back office functions such as finance, human resources, import management, accounts receivable and payable, etc.; (v) advertising expenses;
(vi) shipping expenses; and (vii) occupancy expenses, which include costs related to all owned and or leased facilities, including rent, utilities, etc. These expenses are expected to remain stable in the near future with the exception of advertising which is expected to increase by $2 million dollars in 1998.

          AMORTIZATION OF REORGANIZATION ASSET

          As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for the first quarter 1998 totaling approximately $800 thousand as opposed to no such expense in the first quarter 1997.

          DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased to $1.3 million in the first quarter 1998 from $.7 million in the first quarter 1997 as a result of the amortization charges associated with the trademarks and bank fees associated with the financing agreement. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in the first quarter 1998 of approximately $400 thousand. The bank fees are being amortized over the life of the financing agreement, which is three years, and resulted in approximately $200 thousand of amortization charges for the first quarter 1998.

          INTEREST AND FINANCING COSTS

          Interest and financing costs increased to $4.1 million in the first quarter 1998 from $.5 million in the first quarter 1997, an increase of approximately $3.6 million. The increase is primarily attributable to the three months interest expense on the $110 million Senior Notes, which were issued on June 4, 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes for the first quarter 1998 totaled $3.5 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

          INCOME TAXES

          Provision for income taxes was $ 2.9 million for the first quarter 1998. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes, and timing differences relating primarily to customer reserves and allowances, inventory, depreciation and amortization. Income taxes for periods prior to June 4, 1997 were computed using the effective tax rate that would have been applicable, had the Company been an independent entity.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities decreased to $24.6 million during the first quarter 1998 as compared to cash provided by operations of $11.4 million for the first quarter 1997, primarily as a result of the increase in accounts receivable.

          The Company's main sources of liquidity historically have been cash flows from operations and credit facilities. Prior to June 4, 1997, as a division of Leslie Fay, the Company either borrowed from, or invested its excess cash with Leslie Fay. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

          Effective June 5, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions. The facility provides for a sub-limit for letters of credit of $50 million. The working capital facility is secured by substantially all the assets of the Company. The working capital facility expires in fiscal 2000 and provides for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The facility provides for the maintenance of certain financial ratios and covenants and sets limits on the amount of capital expenditures and dividends to shareholders. Availability under the facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. As of April 4, 1998, there were direct borrowings of $10.9 million outstanding, $19.3 million in letters of credit outstanding and $26.6 million available for future borrowings.

          Pursuant to the Reorganization Plan, the Company issued $110 million in Senior Notes. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September
30. Interest relating the Senior Notes for the first quarter 1998 totaled $3.5 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

          The Company assumed from Leslie Fay a factoring/financing agreement with Heller. The agreement was for the sole purpose of supporting the Sassco Fashions Division of Leslie Fay. The agreement had a two-year term expiring in February 1998. It provided for Heller to act as the credit and collection arm of the Company. The Company would receive funds from Heller as the receivables were collected. Any amounts unpaid after 120 days would be guaranteed and paid to the Company by the factor. The cost was .4% for the first $240 million in sales and
 .35% for sales above that amount. The agreement was amended in January 1998 to add an additional 18 months to the term of the arrangement and lower the rate to
 .35% for the first $250 million in sales and .3% on the excess over that amount.

          Capital expenditures were $.8 million and $1.8 million for the first quarter 1998 and first quarter 1997, respectively. The decrease from the prior year is a result of the move to the new warehouse facility that took place in the first quarter 1997. Capital expenditures for the first quarter 1998 represent funds spent for new retail stores, overseas facilities development and general improvements.

          Capital expenditures for 1998 are anticipated to total approximately $4.8 million and are expected to cover costs associated with a relocation to a new sales, production and design office, continued retail outlet store development, overseas facilities development and computer system improvements.

YEAR 2000 COMPLIANCE

          The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

          The Company is also dependent on the efforts of its customers, suppliers and software vendors. The Company's customers and suppliers are also required to implement projects to make their systems and communications Year 2000 compliant. Failure to complete their efforts in a timely way could disrupt the Company's operations including the ability to receive and ship its products as well as to invoice its customers. Finally, the Company's plan is based upon the representation of the vendors that market the software packages selected by the Company. There is no guarantee that these new systems will be compliant under all the circumstances and volume stresses that may actually be required by the Company's operations through Year 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In 1998, AcSEC issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company is currently evaluating the estimated impact on adoption, if any.

CHANGE IN METHOD OF ACCOUNTING

          The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's financial statements using the principles required by the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh Start Accounting"). Pursuant to such principles, the Company's assets, upon emergence from Chapter 11 are stated at "reorganization value", which is defined as the value of the entity before considering liabilities on a going-concern basis following the reorganization and represents the estimated amount a willing buyer would pay for the assets of the Company immediately after the reorganization. The reorganization value for the Company was determined by reference to the remaining liabilities plus the estimated value of shareholders' equity of the outstanding shares of the Common Stock. The reorganization value of the Company was allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method of accounting. In this allocation, identifiable assets were valued at estimated fair values, and any excess reorganization value has been recorded as "reorganization value in excess of amounts allocated to identifiable assets" (a long-term intangible asset similar to "goodwill").

IMPACT OF ASIAN FINANCIAL AND CURRENCY CRISIS

          To date, the Company has not experienced any difficulty in obtaining needed raw material from its primary sources of supply in the Far East which are located in Japan, nor has it experienced any problems with its sewing contractors in Taiwan, the Philippines, Hong Kong and China. Over the past year, the region has suffered extreme volatility in its local financial markets and currency exchanges. As a result, no assurance can be given that the Company will continue to have an uninterrupted source of supply from the region. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

          This report contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe," "expect," "intend," "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectation of the Company or its directors or officers with respect to, among other things, trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward- looking statements as a result of various factors (such factors are referred to herein as "Cautionary statements"), including but not limited to the following: (i) the Company's limited operating history and history of negative cash flow and operating losses, (ii) potential fluctuations in the Company's quarterly operating results, (iii) the

Company's concentration of revenues, (iv) challenges facing the Company as it experiences rapid growth and (v) the Company's dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and the Company cautions potential investors not to place undue reliance on such statements. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On November 17, 1997, the Company's wholly-owned subsidiary, Asia Expert, Ltd. received a letter from the United States Customs Service (the "U.S. Custom Service") stating that a monetary claim in the amount of $694,860 was being contemplated against Asia Expert, Ltd. as a result of an alleged trans-shipment of goods in late 1995 from China by a contractor. The trans-shipment in question involved a Hong Kong contractor who allegedly diverted goods that were to be sewn in Hong Kong to China. Upon completion, the goods were then returned to Hong Kong for shipment to the United States without disclosing the diversion, which would be a violation of U.S. Customs laws. However, it is the Company's position that its subsidiary did not knowingly or intentionally participate in any violation of U.S. Custom laws and the Company intends to vigorously pursue all appropriate legal defenses. The Company has conducted its own investigation through its customs legal counsel. As a result of the investigation, the Company has obtained an admission from the contractor that actual trans-shipments had occurred, but that the contractor acted independently and intentionally misrepresented its actions to the Company. The contractor further confirmed in a sworn affidavit that these practices were done entirely without the knowledge of the Company. Based upon these facts, the Company responded to the U.S. Customs Service in a letter dated January 8, 1998 requesting termination of the proceeding without the issuance of any penalties. On May 4, 1998, the Company's customs legal counsel received a letter from the U.S. Customs Service responding to the Company's request. In the letter, the U.S. Customs Service stated that it has decided to close the case against Asia Expert, Ltd., based upon its review of the January 8, 1998 letter and the documentation submitted therewith, as well as the statements made by the contractor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits:

                        27                      EDGAR Data Schedule

            (b)         Reports on Form 8-K:

                        None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KASPER A.S.L., Ltd.
                                              (Registrant)


                                           /s/ Arthur S. Levine
                                           --------------------------------
                                           Arthur S. Levine
                                           Chairman and Chief Executive Officer


Dated: June 10, 1998                       /s/ Dennis P. Kelly
                                           --------------------------------
                                           Dennis P. Kelly
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                  Description
------                  -----------

27                      EDGAR Data Schedule