Form 10-Q
period 1998-07-04
KASPER A S L LTD
filed 1998-08-18
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 4, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _____________________   to  ____________________

                         Commission file number: 0-24179

                               KASPER A.S.L., Ltd.
             (Exact name of registrant as specified in its charter)


State of incorporation:  Delaware    IRS Employer Identification No: 22-3497645


                    77 Metro Way, Secaucus, New Jersey 07094
     -----------------------------------------------------------------------
              (Address and zip code of principal executive office)


                                 (201) 864-0328
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 14, 1998 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION

                                                                                                             Page No.
                                                                                                             -------
Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets at July 4, 1998 and January 3, 1998 ..........................3

              Condensed Consolidated/Combined Statements of Operations for the Thirteen weeks ended July 4, 1998, Four weeks ended July 5, 1997 and Nine weeks ended June 4, 1997..............4

              Condensed  Consolidated/Combined  Statements of Operations for the
                 Twenty-six  weeks ended July 4, 1998,  Four weeks ended July 5,
                 1997 and Twenty-three weeks ended June 4, 1997...................................................5

              Condensed  Consolidated/Combined  Statements of Cash Flows for the
                 Twenty-six  weeks ended July 4, 1998,  Four weeks ended July 5,
                 1997 and Twenty-three weeks ended June 4, 1997...................................................6

              Notes to Condensed Consolidated/Combined Financial Statements ......................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................................................21

Item 6.  Exhibits and Reports on Form 8-K........................................................................21

SIGNATURES.......................................................................................................22

EXHIBIT INDEX....................................................................................................23


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                              ASSETS                                     July 4,            January 3,
                                                                          1998                 1998
                                                                    ----------------     --------------
                                                                      (Unaudited)

Current Assets:
  Cash and cash equivalents........................................         $  2,924            $ 16,677
   Accounts receivable-net of allowances for possible losses of
     $18,564 and $18,725 respectively..............................           35,231              30,000
   Inventories.....................................................           91,128              78,796
   Prepaid expenses and other current assets.......................            6,006               4,462
                                                                    ----------------      --------------
       Total Current Assets........................................          135,289             129,935
                                                                    ----------------      --------------
Property, Plant and Equipment, at cost less accumulated
   depreciation and amortization of $4,404 and $2,985,
   respectively....................................................           16,263              14,337
Reorganization value in excess of identifiable assets, net of
   accumulated amortization of $3,531 and $1,902, respectively.....           61,650              63,279
Trademarks, net of accumulated amortization of $1,579 and $850,
   respectively....................................................           49,421              50,150
Other Assets, at cost less accumulated amortization of $1,023 and
   $596, respectively..............................................            2,528               2,955
                                                                    ----------------      --------------
       Total Assets                                                         $265,151            $260,656
                                                                    ================      ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable................................................         $ 15,513            $ 17,637
   Accrued expenses and other current liabilities..................            7,411               6,703
   Interest Payable ...............................................            3,574               3,555
   Income taxes payable............................................              482               1,164
                                                                    ----------------      --------------
       Total Current Liabilities...................................           26,980              29,059
Long-Term Liabilities:
   Deferred Taxes .................................................              639                 639
   Long-Term Debt..................................................          110,000             110,000
   Bank Revolver...................................................            4,381                  --
   Minority Interest...............................................              469                  --
                                                                    ----------------      --------------
       Total Liabilities...........................................          142,469             139,698
Commitments and Contingencies
Shareholders' Equity:
   Common Stock, $0.01 par value; 20,000,000 shares
     authorized; 6,800,000 shares issued and outstanding...........               68                  68
   Preferred Stock, $0.01 par value; 1,000,000 shares
     authorized; none issued and outstanding.......................               --                  --
   Capital in excess of par value..................................          119,932             119,932
   Retained Earnings...............................................            2,755                 972
Accumulated Comprehensive Income:
   Cumulative Translation Adjustment...............................             (73)                (14)
                                                                    ----------------      --------------
       Total Shareholders' Equity..................................          122,682             120,958
                                                                    ----------------      --------------
   Total Liabilities and Shareholders' Equity......................         $265,151            $260,656
                                                                    ================      ==============


       The accompanying Notes to Condensed Consolidated/Combined Financial
            Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                                  |
                                                                                                  |
                                                            Reorganized Company                   |      Predecessor
                                                                                                  |       Company
                                                -------------------------------------------       |     ------------
                                                   Thirteen Weeks              Four Weeks         |       Nine Weeks
                                                        Ended                    Ended            |          Ended
                                                        -----                    -----            |          -----
                                                      July 4,                   July 5,           |         June 4,
                                                        1998                      1997            |          1997
                                                --------------------      --------------------    |  --------------------
                                                    (Unaudited)                (Unaudited)        |       (Unaudited)
Net Sales......................................           $   62,371                 $  16,864    |             $  36,876
Cost of Sales..................................               44,507                    12,155    |                27,314
                                                --------------------      --------------------    |  --------------------
     Gross profit..............................               17,864                     4,709    |                 9,562
Operating Expenses:                                                                               |
Selling, warehouse, general and                                                                   |
administrative expenses........................               15,628                     4,267    |                 8,386
Depreciation and Amortization..................                2,059                       650    |                   478
                                                --------------------      --------------------    |  --------------------
     Total operating expenses..................               17,687                     4,917    |                 8,864
                                                --------------------      --------------------    |  --------------------
Operating income (loss)........................                  177                     (208)    |                   698
Interest and Financing Costs...................                4,017                     1,137    |                   205
                                                --------------------      --------------------    |  --------------------
(Loss) Income before provision for income                                                         |
taxes..........................................              (3,840)                   (1,345)    |                   493
Provision for Income Taxes.....................              (1,615)                       111    |                   197
                                                --------------------      --------------------    |  --------------------
Net (Loss) Income..............................           $  (2,225)                $  (1,456)    |                $  296
                                                ====================      ====================    |  ====================
Basic loss per share...........................                (.33)                     (.21)    |                    --
                                                ====================      ====================    |
Diluted loss per share.........................                (.33)                     (.21)    |                    --
                                                ====================      ====================    |
Weighted average number of shares used in                                                         |
computing Basic loss per share.................            6,800,000                 6,800,000    |
Weighted average number of shares used in                                                         |
computing Diluted loss per share..............             6,800,000                 6,809,000    |


       The accompanying Notes to Condensed Consolidated/Combined Financial
         Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                                 |
                                                            Reorganized Company                  |        Predecessor
                                                                                                 |          Company
                                                -------------------------------------------      |    --------------------
                                                                                                 |
                                                     Twenty-six                   Four           |        Twenty-three
                                                    Weeks Ended               Weeks Ended        |        Weeks Ended
                                                    -----------               -----------        |        -----------
                                                      July 4,                   July 5,          |           June 4,
                                                        1998                      1997           |            1997
                                                --------------------      --------------------   |    --------------------
                                                    (Unaudited)               (Unaudited)        |
                                                                                                 |
Net Sales  . . . . . . . . . . . . . . . .                $  158,503                 $  16,864   |              $  136,107
Cost of Sales  . . . . . . . . . . . . . .                   112,467                    12,155   |                 101,479
                                                --------------------      --------------------   |    --------------------
     Gross profit  . . . . . . . . . . . .                    46,036                     4,709   |                  34,628
Operating Expenses:                                                                              |
Selling, warehouse, general and                                                                  |
administrative expenses. . . . . . . . . .                    30,717                     4,267   |                  23,374
Depreciation and Amortization. . . . . . .                     4,118                       650   |                   1,191
                                                --------------------      --------------------   |    --------------------
     Total operating expenses  . . . . . .                    34,835                     4,917   |                  24,565
                                                --------------------      --------------------   |    --------------------
Operating income (loss). . . . . . . . . .                    11,201                     (208)   |                  10,063
Interest and Financing Costs . . . . . . .                     8,128                     1,137   |                     667
                                                --------------------      --------------------   |    --------------------
Income (Loss) before provision for income                                                        |
taxes . . . . . . . . . . . . . . . . . .                      3,073                   (1,345)   |                   9,396
Provision for Income Taxes. . . . . . . .                      1,290                       111   |                   3,758
                                                --------------------      --------------------   |    --------------------
Net Income (Loss) . . . . . . . . . . . .                 $    1,783                $  (1,456)   |                $  5,638
                                                ====================      ====================   |    ====================
Basic earnings (loss) per share . . . . .                       .26                     (.21)    |                      --
                                                ====================      ====================   |
Diluted earnings (loss) per share . . . .                       .26                     (.21)    |                      --
                                                ====================      ====================   |
Weighted average number of shares used in                                                        |
computing Basic earnings (loss) per share . . .            6,800,000                 6,800,000   |                      --
                                                                                                 |
Weighted average number of shares used in                                                        |
computing Diluted earnings (loss) per share .              6,800,000                 6,809,000   |                      --


       The accompanying Notes to Condensed Consolidated/Combined Financial
         Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                            |
                                                                          Reorganized Company               |       Predecessor
                                                                                                            |         Company
                                                               ------------------------------------------   |   --------------------
                                                                                                            |
                                                                      Twenty-six               Four         |        Twenty-three
                                                                      Weeks Ended           Weeks Ended     |        Weeks Ended
                                                                      -----------           -----------     |       -------------
                                                                        July 4,               July 5,       |           June 4,
                                                                          1998                 1997         |             1997
                                                                      (Unaudited)           (Unaudited)     |
                                                                                                            |
Cash Flows from Operating Activities:                                                                       |
                                                                                                            |
   Net income (loss)..........................................            $   1,783              $  (1,456) |               $  5,638
   Adjustments to reconcile net income to net cash (used in)/                                               |
     provided by operating activities:                                                                      |
     Depreciation and amortization............................                2,564                     341 |                    916
     Amortization of reorganization value in excess of                                                      |
       identifiable assets....................................                1,629                     276 |                     --
     Amortization of excess purchase price over net                                                         |
       assets acquired........................................                   --                      -- |                    275
     Excess of cost over fair value of assets acquired........                   --                      -- |                   (26)
     Income applicable to minority interest...................                  469                      -- |                     --
     Change in provision for possible losses on accounts                                                    |
       receivable.............................................                (161)                   (377) |                (4,348)
     (Increase) decrease in:                                                                                |
       Accounts receivable....................................              (5,070)                   7,024 |                  9,071
       Inventories............................................             (12,332)                 (9,171) |                 24,158
       Prepaid expenses and other current assets..............              (1,544)                 (1,791) |                (1,080)
     Increase (decrease) in:                                                                                |
       Accounts payable, accrued expenses and other                                                         |
         current liabilities..................................              (1,416)                   4,005 |                (1,236)
       Interest Payable.......................................                   19                   1,024 |                     --
       Income taxes payable...................................                (682)                     108 |                    246
                                                               --------------------     ------------------- |   --------------------
         Total adjustments....................................             (16,524)                   1,439 |                 27,976
                                                               --------------------     ------------------- |   --------------------
     Net cash (used in) / provided by operating activities....             (14,741)                    (17) |                 33,614
                                                               --------------------     ------------------- |   --------------------
                                                                                                            |
Cash Flows from Investing Activities:                                                                       |
                                                                                                            |
     Capital expenditures net of proceeds from the sale of                                                  |
       fixed assets...........................................              (3,334)                   (296) |                (2,960)
                                                               --------------------     ------------------- |   --------------------
     Net cash used in investing activities....................              (3,334)                   (296) |                (2,960)
                                                               --------------------     ------------------- |   --------------------
                                                                                                            |
Cash Flows from Financing Activities:                                                                       |
                                                                                                            |
   Bank Revolver..............................................                4,381                      39 |                     --
   Net (decrease) in cash invested with Leslie Fay............                   --                      -- |               (30,479)
                                                               --------------------     --------------------|   --------------------
     Net cash provided by / (used in)  financing activities...                4,381                      39 |               (30,479)
                                                               --------------------     --------------------|   --------------------
Effect of exchange rate changes on cash and cash                                                            |
   equivalents................................................                 (59)                      -- |                     --
                                                               --------------------     ------------------- |   --------------------
                                                                                                            |
Net (decrease) increase in cash and cash equivalents..........             (13,753)                   (274) |                    175
                                                                                                            |
Cash and cash equivalents, at beginning of period.............               16,677                   3,081 |                  1,886
                                                               --------------------     ------------------- |   --------------------
                                                                                                            |
Cash and cash equivalents, at end of period...................            $   2,924              $    2,807 |               $  2,061
                                                               ====================     =================== |   ====================

       The accompanying Notes to Condensed Consolidated/Combined Financial
         Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                              |
                                                                                Reorganized Company           |      Predecessor
                                                                                                              |        Company
                                                                        ------------------------------------  | --------------------
                                                                                                              |
                                                                          Twenty-six               Four       |       Twenty-three
                                                                          Weeks Ended           Weeks Ended   |       Weeks Ended
                                                                          -----------           -----------   |       -----------
                                                                            July 4,                July 5,    |         June 4,
                                                                             1998                   1997      |           1997
                                                                           (Unaudited)           (Unaudited)  |
Supplemental schedule of noncash operating, investing and                                                     |
financing activities                                                                                          |
                                                                                                              |
Noncash operating                                                                                             |
                                                                                                              |
Other current assets recorded upon emergence from Bankruptcy                $    --         $       (23)      |        $         --
                                                                                                              |
Other current liabilities recorded upon emergence from Bankruptcy                --                4,923      |                  --
                                                                                                              |
Deferred financing costs recorded upon emergence from Bankruptcy                 --              (2,422)      |                  --
                                                                                                              |
Noncash investing                                                                                             |
                                                                                                              |
Elimination of divisional equity upon emergence from Bankruptcy                  --            (132,363)      |                  --
                                                                                                              |
Elimination of excess of costs over fair value of assets upon emergence                                       |
from Bankruptcy                                                                  --               16,066      |                  --
                                                                                                              |
Establishment of reorganization in excess of identifiable assets upon                                         |
emergence from Bankruptcy                                                        --             (65,181)      |                  --
                                                                                                              |
Establishment of Trademark valuation upon emergence from                                                      |
Bankruptcy                                                                       --             (51,000)      |                  --
                                                                                                              |
Noncash financing                                                                                             |
                                                                                                              |
Senior notes issued to creditors upon emergence from Bankruptcy                  --              110,000      |                  --
                                                                                                              |
Issuance of Common Stock to creditors upon emergence from                                                     |
Bankruptcy                                                                       --              120,000      |                  --




      The accompanying Notes to Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

         The Condensed Consolidated/Combined Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. (name legally changed from Sassco Fashions, Ltd. on November 5, 1997) and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted from this report as is permitted by such rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated/Combined Financial Statements included herein
should  be  read  in  conjunction  with  the   Consolidated/Combined   Financial
Statements and the notes thereto included in the Company's Registration Statement on Form S-1 which was declared effective by the Commission on May 1, 1998.

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

NOTE 2.  FRESH START REPORTING

         Kasper was a division of The Leslie Fay Companies, Inc. ("Leslie Fay"), a Delaware corporation which operated its business as a debtor in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") until June 4, 1997. The Condensed Consolidated/Combined Financial Statements herein presented include the operations of three related Hong Kong corporations, Asia Expert Limited ("AEL"), Tomwell Limited ("Tomwell"), and Viewmon Limited ("Viewmon"), none of which were part of the Leslie Fay bankruptcy proceeding. These three Hong Kong corporations were subsidiaries of Leslie Fay (upon emergence from bankruptcy these entities became subsidiaries of Kasper) that procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Condensed Consolidated/Combined Financial Statements also include the results of Kasper Europe, Ltd., Kasper Canada, ASL Retail Outlets, Inc. and ASL/K Licensing Corp., all of which are wholly-owned subsidiaries of the Company. Kasper Canada is a 70% owner of Kasper Partnership. The portion of Kasper Partnership pertaining to its minority owner is reflected in the accompanying financial statements as minority interest. The Condensed Consolidated/Combined Financial Statements of Kasper, AEL, Tomwell and Viewmon have been prepared on a stand-alone basis in accordance with generally accepted accounting principles applicable to a going concern. The Predecessor Company financial data reflects the combined results of Kasper, AEL, Tomwell, and Viewmon. The financial statements of the Reorganized Company are consolidated as opposed to combined because as of the date of reorganization, the three Hong Kong corporations became subsidiaries of Kasper. Prior to the reorganization, these entities were subsidiaries of Leslie Fay and, accordingly, the financial statements were combined for those periods. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal year ended January 3, 1998 ("1997") included 53 weeks.

         Prior to June 4, 1997, Leslie Fay was operating its business as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. On April 5, 1993, Leslie Fay and certain of its wholly-owned subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), as a result of the announcement of accounting irregularities, numerous stockholder and other party lawsuits filed against the Company and its directors, and the breach of certain provisions of its financing agreement at the time. On October 31, 1995, the Debtors and the Committee of Unsecured Creditors (the "Creditors Committee") filed Leslie Fay's Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code.

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

          The Plan called for the spin-off of Kasper as a newly organized entity and which consists of Kasper and its subsidiaries: AEL, Tomwell, Viewmon, Sassco Europe and ASL Retail.

         On June 4, 1997, the Plan was consummated by Leslie Fay 1) transferring the equity interest in both Leslie Fay and Kasper, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Kasper; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the then Sassco division to Kasper and the assets and liabilities of Leslie Fay's Dress and Sportswear divisions to three wholly-owned subsidiaries of Leslie Fay. In addition, Leslie Fay retained approximately $41,080,000 in cash, of which $23,580,000 will be used to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company has issued approximately eighty (80%) percent of its 6,800,000 of new shares to its creditors in July 1997. The remaining shares will be held back pending the resolutions of certain litigation before the Bankruptcy Court. On June 4, 1997, Leslie Fay emerged from bankruptcy and Kasper emerged as a newly organized separate entity.

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

NOTE 3.  INVENTORIES

         Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

         Inventories, net of reserves, consist of the following:


                                                  July 4,            January 3,
                                                   1998                 1998
                                                   ----                 ----

                                                        (in thousands)

Raw materials                                  $  36,351            $  32,121
Work in process                                        6                    3
Finished goods                                    54,771               46,672
                                                  ------               ------
         Total inventories                     $  91,128            $  78,796
                                               =========            =========

NOTE 4.   INCOME PER SHARE

         The computation of income per common share is based upon the weighted average number of common shares outstanding during the period. The pro forma weighted average number of common shares outstanding and pro forma net income per common share for the period ended June 4, 1997 have not been presented because, due to the restructuring and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.

NOTE 5.   DEBT

         At July 4, 1998, there were direct borrowings of $4,381,000 outstanding under the BankBoston Credit Agreement and approximately $20,411,000 outstanding in letters of credit under the facility. The Company has approximately $26,763,000 available for future borrowings as of July 4, 1998.

         The Company paid $2,422,000 in commitment and related fees in connection with the credit facility in June 1997. These fees are included in other assets and will be amortized over the term of the Credit Agreement (three years).

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

         The Confirmation Order, inter alia, dismissed with prejudice all pending litigation's, and released all claims that could have been brought in litigation. Both prior to and subsequent to the Filing Dates, various class action suits were commenced on behalf of certain prior stockholders of the Company. Any claims against the Company arising out of these suits were discharged as part of, and in accordance with, the terms of the Plan. Accordingly, whatever the eventual outcome of these cases, there can be no material financial impact on the Company based on the terms of the Plan.

         On November 17, 1997, the Company's wholly-owned subsidiary, Asia Expert, Ltd. received a letter from the United States Customs Service stating that a monetary claim in the amount of $694,860 was being contemplated against Asia Expert, Ltd. as a result of an alleged trans-shipment of goods in late 1995 from China by a contractor. The trans-shipment in question involved a Hong Kong contractor who allegedly diverted goods that were to be sewn in Hong Kong to China. Upon completion, the goods were then returned to Hong Kong for shipment to the United States without disclosing the diversion, which would be a violation of U.S. Customs laws. However, it is the Company's position that its subsidiary did not knowingly or intentionally participate in any violation of U.S. Custom laws and the Company intends to vigorously pursue all appropriate legal defenses. The Company has conducted its own investigation through its customs legal counsel. As a result of the investigation, the Company has obtained an admission from the contractor that actual trans-shipments had occurred, but that the contractor acted independently and intentionally misrepresented its actions to the Company. The contractor further confirmed in a sworn affidavit that these practices were done entirely without the knowledge of the Company. Based upon these facts, the Company responded to U.S. Customs in a letter dated January 8, 1998 requesting termination of the proceeding without the issuance of any penalties. On May 4, 1998, the Company's customs legal counsel received a letter from the U.S. Customs Service responding to the Company's request. In the letter, the U.S. Customs Service stated that it had decided to close the case against Asia Expert, Ltd., based upon its review of the January 8, 1998 letter and the documentation submitted therewith, as well as the statements made by the contractor.

NOTE 7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 1998, AcSEC issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company is currently evaluating the estimated impact of adoption, if any.

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

Overview

         On June 4, 1997, Kasper A.S.L., Ltd. (the "Company") was separated from the Leslie Fay Companies, Inc. ("Leslie Fay"), in accordance with the Fourth Amended and Restated Joint Plan of Reorganization (the "Reorganization Plan")
approved by the U.S. Bankruptcy Court. On that date, all assets and corresponding liabilities associated with the operation of the Sassco Fashions Division of Leslie Fay, including the Nipon Trademarks, were sold to the Company. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay, from the time it was acquired by Leslie Fay in 1980. The Company received the assets and liabilities of the former Sassco Fashions Division as part of the Reorganization Plan of Leslie Fay. In the aggregate, $249.6 million of assets, subject to $19.6 million of liabilities, were sold by Leslie Fay to the creditors in satisfaction of creditor claims of like amount. The Company in turn transferred to the creditors 6,800,000 shares of its common stock with a market value of $120 million and 12.75% Senior Notes with an aggregate principal amount of $110 million in exchange for the net assets. The Company is one of the largest marketers and manufacturers of career women's suits in the United States. The Company also markets career dresses, sportswear and knitwear. The Company has grown through the extension of existing product lines, the introduction of new brands and the expansion of its retail outlet operations.

         The accompanying financial statements have been prepared to show the Company as a freestanding entity apart from Leslie Fay. Until 1996, the Company was totally dependent upon Leslie Fay for all administrative support, including accounting, credit, collections, legal, etc. As such, the financial statements reflect an allocation of Leslie Fay administrative expenses to the Company.

         As a division of Leslie Fay, the Company was not subject to Federal, State and Local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the predecessor company financial statements reflects the rate that would have been applicable had the Company been independent. Provisions for deferred taxes were not reflected on the Company's books, but were reflected on Leslie Fay's books and records. Going forward, the Company will record deferred taxes in accordance with the provision of Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."

         The Company's business is primarily the design, distribution and wholesale sale of women's career suits, dresses and sportswear to, principally, major department stores and specialty shops. Over the last five years, the Company has increased its share of the wholesale market by expanding into all markets, including the "lower moderate" (Le Suit(TM)), "upper moderate" (Kasper(R)) and "bridge"(Nipon(R)) markets. The Company has also introduced a career sportswear label, Kasper and Company(R), and career knitwear under the name Nina Charles(TM). After analyzing the performance of the knitwear division and its capital and operational requirements, the Company has decided to discontinue the Nina Charles(TM) label at the wholesale level in the United States for the Fall 1998 season. The Company will continue to market the label in its retail stores and in Canada and Europe. For Fall 1998, the Company will incorporate its knitwear business into its Dress and Sportswear lines.

         In July 1995, the Company, then a division of Leslie Fay, started its retail outlet operations by acquiring 22 lease properties, which were assigned to the Company by Leslie Fay on June 4, 1997 pursuant to the Reorganization Plan. As of July 4, 1998, the Company had 53 retail outlet stores throughout the United States. Sales at the retail outlet stores totaled $38.6 million in the year ended January 3, 1998. The stores operate under the name Kasper ASL(R), but also sell the Company's other labels including Nipon(R), Kasper and Company(R), Nina Charles(TM), Le Suit(TM) and b. bennett(TM).

         In connection with the separation from Leslie Fay, Leslie Fay transferred all rights and title to the Nipon trademarks to the Company. At the time of the transfer, there were several licensing agreements in effect, including men's sportswear, dress slacks, ties, ladies coats, etc. In 1997, the Company received approximately $900,000 in licensing income from licensing agreements.

         On June 4, 1997, the Company acquired the trade name Kasper(R) from Forecast Designs, Inc., a company owned by Herbert Kasper, for $6 million. Prior to June 4, the Company paid royalties for the use of the Kasper name to Forecast Designs, Inc. In accordance with the agreement, Forecast Designs, Inc. will retain the right to the licensing income from pre-existing licenses, which licenses will be transferred to the Company upon Mr. Kasper's death. The Company will be entitled to 50% of the income generated by any new licenses. Pursuant to the terms of the acquisition agreement, the Company also entered into an Employment, Consulting and Non- Competition agreement with Herbert Kasper. Such agreement, which has a term of ten years, provides for the payment to Mr. Kasper of $300,000 in annual salary and $7,500 for each 1% by which the gross profits from the Company's sales of Kasper(R) women's apparel, namely suits, dresses and sportswear in each of the six years 1998 to 2003, exceeds the total gross profit derived by the Company from the sale of such products in the year 1995. Under the terms of the agreement, Mr. Kasper may and has been dedicating his business time to the licensing activities of ASL/K Licensing Corp., which includes meeting with current and prospective licensees of the Kasper(R) brand name. He also participates in marketing trips and is involved in the Company's advertising campaigns, reviews competitor's products and meets with prospective wholesale buyers on behalf of the Company. Mr. Kasper may also perform such other tasks as he and Mr. Levine, the Chairman of the Board of Directors and Chief Executive Officer of the Company, may agree.

         The Company launched its advertising campaign in the first half of 1998. Anticipated costs relating to the advertising campaign are $2.0 million. Costs for advertising are expensed as incurred.

Results of Operations

Thirteen Weeks Ended July 4, 1998 as Compared to Thirteen Weeks ended
July 5, 1997

         Net Sales

         Net Sales for the thirteen weeks ended July 4, 1998 (the "second quarter 1998") were $62.4 million as compared to $53.7 for the thirteen weeks ended July 5, 1997 (the "second quarter 1997"). Wholesale sales increased to $50.5 million for the second quarter 1998, from $44.7 million in the second quarter 1997, an increase of approximately 13.0%.

         Retail sales increased to $11.9 million in the second quarter 1998 from $9.0 million in the second quarter 1997, an increase of approximately 32.2% due primarily to the net addition of 13 retail outlet stores over the last 12 months. Comparable store sales for the second quarter 1998 were $8.8 million as compared to $7.8 million for the second quarter 1997, an increase of 12.8%.

         Gross Profit

         Gross Profit as a percentage of net sales increased to 28.6% for the second quarter 1998, compared to 26.6% for the second quarter 1997. The improvement over the second quarter 1997 can be attributed to the growth in retail store sales as well as the continued improved performance at the wholesale level. Wholesale gross profit as a percentage of sales increased to 25.3% in the second quarter 1998 from 23.1% in the second quarter 1997.

         Retail gross profit as a percentage of sales decreased to 42.8% in the second quarter 1998 from 44.2% in the second quarter 1997.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $15.6 million in the second quarter 1998 as compared to $12.7 million in the second quarter 1997, an increase of $2.9 million. Approximately $900 thousand of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 13 retail outlet stores.

         The remaining increase is associated with wholesale operations. Advertising expenses increased by approximately $900 thousand primarily as a result of the new advertising campaign. Administrative expenses increased in the second quarter 1998 by approximately $1.1 million. Approximately $650 thousand of this increase is due to the new compensation structure put into place for fiscal 1998 for the Chief Executive Officer. The remaining increase in administrative expense relates to additional costs incurred as a result of becoming an independent, public company. Kasper operations in Canada and the U.K. contributed approximately $200 thousand in additional selling, general and administrative expenses, however these increases were offset by a decrease in royalty expense of approximately the same amount as a result of the trademark acquisition.

         Selling, general and administrative expenses include the following: (i) design expenses; (ii) production expenses, which includes purchasing of raw materials, production planning and scheduling and product costing; (iii) selling and marketing expenses, including showroom sales personnel and sales representatives outside the showroom; (iv) administrative expenses, which include all back office functions such as finance, human resources, import management, accounts receivable and payable, etc.; (v) advertising expenses;
(vi) shipping expenses; and (vii) occupancy expenses, which include costs related to all owned and or leased facilities, including rent, utilities, etc. These expenses are expected to remain stable in the near future with the exception of advertising, which is expected to increase in connection with the new advertising campaign and continued retail expansion.

         Amortization of Reorganization Asset

         As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for the second quarter 1998 totaling approximately $825 thousand as opposed to approximately $275 thousand in the second quarter 1997. The increase is primarily attributable to the three months of amortization charges for the second quarter 1998 versus only one month for the second quarter 1997.

         Depreciation and Amortization

         Depreciation and amortization increased to approximately $1.2 million in the second quarter 1998 from approximately $850 thousand in the second quarter 1997 as a result of the amortization charges associated with the trademarks and bank fees associated with the financing agreement. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in the second quarter 1998 of approximately $365 thousand compared with $110 thousand in the second quarter 1997. The bank fees are being amortized over the life of the financing agreement, which is three years, beginning June 4, 1997, and resulted in approximately $200 thousand of amortization charges for the second quarter 1998 versus approximately $60 thousand in the second quarter 1997. These increases are primarily attributable to the three months of depreciation and amortization charges for the second quarter 1998 versus only one month for the second quarter 1997.

         Interest and Financing Costs

         Interest and financing costs increased to $4.0 million in the second quarter 1998 from $1.3 million in the second quarter 1997, an increase of approximately $2.7 million. The increase is primarily attributable to the three months of interest expense in the second quarter 1998 on the $110 million Senior Notes, which were issued on June 4, 1997, versus only one month for the second quarter 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes totaled $3.5 million for the second quarter 1998 compared to approximately $1.1 million in the second quarter 1997. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

         Income Taxes

         Provision for income taxes was $(1.6) million for the second quarter 1998. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes, and timing differences relating primarily to customer reserves and allowances, inventory, depreciation and amortization. Income taxes for periods prior to June 4, 1997 were computed using the effective tax rate that would have been applicable, had the Company been an independent entity.

Twenty-six Weeks Ended July 4, 1998 as Compared to Twenty-seven Weeks ended July 5, 1997

         Net Sales

         Net Sales for the twenty-six weeks ended July 4, 1998 (the "first half 1998") were $158.5 million as compared to $153.0 for the twenty-seven weeks ended July 5, 1997 (the "first half 1997"). Wholesale sales increased to $137.7 million for the first half 1998, from $136.3 million in the first half 1997. In addition, the extra week's wholesale sales for the first half 1997 were $5.4 million, resulting in an overall increase of $6.8 million on a comparable twenty-six week basis.

         Retail sales increased to $20.9 million in the first half 1998 from $16.6 million in the first half 1997, an increase of approximately 25.9% due primarily to the net addition of 13 retail outlet stores over the last 12 months. The extra week's retail sales in the first half 1997 amounted to approximately $0.5 million, resulting in an overall increase of $4.8 million on a comparable twenty-six week basis. Comparable store sales for the first half 1998 were $15.6 million as compared to $14.2 million for the first half 1997, an increase of 9.9%.

         Gross Profit

         Gross Profit as a percentage of net sales increased to 29.0% for the first half 1998, compared to 25.7% for the first half 1997. The improvement over the first half 1997 can be attributed to the growth in retail store sales as well as the continued improved performance at the wholesale level. Wholesale gross profit as a percentage of sales increased to 27.2% in the first half 1998 from 24.1% in the first half 1997.

         Retail gross profit as a percentage of sales increased to 41.5% in the first half 1998 from 38.5% in the first half 1997.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $30.7 million in the first half 1998 as compared to $27.6 million in the first half 1997, an increase of $2.9 million. The extra week in the first half 1997 contributed an extra $1.1 million in selling, general and administrative expenses, resulting in an overall increase of $4.0 million on a comparable twenty-six week period. Approximately $1.8 million of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 13 retail outlet stores.

         The remaining increase is associated with wholesale operations. Advertising expenses increased by approximately $1.4 million primarily as a result of the new advertising campaign. Administrative expenses increased by approximately $1.1 million. Approximately $400 thousand of this can be attributed to the change in compensation structure for the Chief Executive Officer. The remaining administrative increase relates to additional expenses incurred as a result of becoming an independent, public company. Kasper operations in Canada and the U.K. contributed approximately $500 thousand in additional selling, general and administrative expenses. These increases were offset by a decrease in royalty expense of approximately $600 thousand as a result of the trademark acquisition, as well as a decrease in occupancy costs of approximately $200 thousand as a result of the new warehouse.

         Amortization of Reorganization Asset

         As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for the first half 1998 totaling approximately $1.6 million as opposed to approximately $275 thousand in the first half 1997. The increase is primarily attributable to the six months of amortization charges for the first half 1998 versus only one month for the first half 1997.

         Depreciation and Amortization

         Depreciation and amortization increased to approximately $2.5 million in the first half 1998 from approximately $1.2 million in the first half 1997 primarily as a result of the amortization charges associated with the trademarks and bank fees associated with the financing agreement. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in first half 1998 of approximately $730 thousand compared with $110 thousand in the first half 1997. The bank fees are being amortized over the life of the financing agreement, which is three years, beginning June 4, 1997 and resulted in approximately $400 thousand of amortization charges for the first half 1998 versus approximately $60 thousand in the first half 1997. These increases are primarily attributable to the six months of depreciation and amortization charges for the first half 1998 versus only one month for the first half 1997.

         Interest and Financing Costs

         Interest and financing costs increased to $8.1 million in the first half 1998 from $1.7 million in the first half 1997, an increase of approximately $6.4 million. The increase is primarily attributable to the six months of interest expense in the first half 1998 on the $110 million Senior Notes, which were issued on June 4, 1997, versus only one month in the first half of 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes totaled $7.0 million for the first half 1998 compared to approximately $1.1 million in the first half 1997. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

         Income Taxes

         Provision for income taxes was $ 1.3 million for the first half 1998. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes, and timing differences relating primarily to customer reserves and allowances, inventory, depreciation and amortization. Income taxes for periods prior to June 4, 1997 were computed using the effective tax rate that would have been applicable, had the Company been an independent entity.

Liquidity and Capital Resources

         Net cash used in operating activities was $14.7 million during the first half 1998 as compared to cash provided by operations of $33.6 million for the first half 1997, primarily as a result of the increase in inventory and accounts receivable. The increase in inventories is primarily due to higher levels of finished goods necessary to stock the expanding Quick Response replenishment program and the growing retail outlet store operations, as well as to ensure timely shipments to our customers. Accounts receivable increased as a result of the higher sales for the period.

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

         Effective June 5, 1997, the Company entered into a $100 million working capital facility with BankBoston, N.A. as the agent bank for a consortium of lending institutions. The facility provides for a sub-limit for letters of credit of $50 million. The working capital facility is secured by substantially all the assets of the Company. The working capital facility expires in fiscal 2000 and provides for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The facility provides for the maintenance of certain financial ratios and covenants and sets limits on the amount of capital expenditures and dividends to shareholders. Availability under the facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. As of July 4, 1998, there were direct borrowings of $4.4 million outstanding, $20.4 million in letters of credit outstanding and $26.8 million available for future borrowings.

         Pursuant to the Reorganization Plan, the Company issued $110 million in Senior Notes. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes for the first half 1998 totaled $7.0 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

         The Company assumed from Leslie Fay a factoring/financing agreement with Heller Financial ("Heller"). The agreement was for the sole purpose of supporting the Sassco Fashions Division of Leslie Fay. The agreement had a two-year term expiring in February 1998. It provided for Heller to act as the credit and collection arm of the Company. The Company would receive funds from Heller as the receivables were collected. Any amounts unpaid after 120 days would be guaranteed and paid to the Company by the factor. The cost was .4% for the first $240 million in sales and .35% for sales above that amount. The agreement was amended in January, 1998 to add an additional 18 months to the term of the arrangement and lower the rate to .35% for the first $250 million in sales and .3% on the excess over that amount.

         Capital expenditures were $3.3 million for both the first half 1998 and first half 1997, respectively. Capital expenditures for the first half 1998 represent spending associated with the relocation to a new sales, production and design office, continued retail outlet store development, overseas facilities development and computer system improvements. Capital expenditures for 1998 are anticipated to total approximately $5.5 million.

Year 2000 Compliance

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company uses software developed and supported by third parties for all mission critical applications including order entry, distribution, shipping, electronic data interchange ("EDI") and for its retail operations. Each of these software vendors has assured the Company in writing that the current version of their software has been tested and is Year 2000 compliant. The Company has initiated a testing project that will verify each of the vendor's claims. This testing is expected to be completed by the early part of the second quarter 1999. The Company does not believe the cost of this testing to be material.

         The Company is also highly dependent on its customers' ability to transmit and receive EDI documents such as purchase orders, invoices and advance shipping notices. The Company is in the process of testing the exchange of electronic information with a number of retailers in order to ensure Year 2000 compliance and expects this evaluation to be completed by the early part of the second quarter 1999. As an additional precaution, the Company is in the process of developing contingency plans, which are also expected to be completed during the second quarter 1999. Despite all efforts, however, there is no guarantee that these systems will be Year 2000 compliant under all the circumstances and volume stresses that may actually be required. The failure of one or more critical systems to be Year 2000 compliant could have a material adverse effect on the results of the Company's operations.

Recently Issued Accounting Pronouncements

         In 1998, AcSEC issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company is currently evaluating the estimated impact of adoption, if any.

Change in Method of Accounting

         The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's financial statements using the principles required by the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh Start Accounting"). Pursuant to such principles, the Company's assets, upon emergence from Chapter 11, are stated at "reorganization value", which is defined as the value of the entity before considering liabilities on a going-concern basis following the reorganization and represents the estimated amount a willing buyer would pay for the assets of the Company immediately after the reorganization. The reorganization value for the Company was determined by reference to the remaining liabilities plus the estimated value of shareholders' equity of the outstanding shares of the Common Stock. The reorganization value of the Company was allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method of accounting. In this allocation, identifiable assets were valued at estimated fair values, and any excess reorganization value has been recorded as "reorganization value in excess of amounts allocated to identifiable assets" (a long-term intangible asset similar to "goodwill").

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

Disclosure Regarding Forward-Looking Information

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in an number of places in this report and include statements regarding the intent, belief or current expectation of the Company or its directors or officers with respect to, among other things, trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) the Company's limited operating history, (ii) potential fluctuations in the Company's quarterly operating results, (iii) the Company's concentration of revenues, (iv) challenges facing the Company related to its rapid growth, (v) the Company's dependence on a limited number of suppliers and (vi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and the Company cautions potential investors not to place undue reliance on such statements. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 17, 1997, the Company's wholly-owned subsidiary, Asia Expert, Ltd. received a letter from the United States Customs Service stating that a monetary claim in the amount of $694,860 was being contemplated against Asia Expert, Ltd. as a result of an alleged trans-shipment of goods in late 1995 from China by a contractor. The trans-shipment in question involved a Hong Kong contractor who allegedly diverted goods that were to be sewn in Hong Kong to China. Upon completion, the goods were then returned to Hong Kong for shipment to the United States without disclosing the diversion, which would be a violation of U.S. Customs laws. However, it is the Company's position that its subsidiary did not knowingly or intentionally participate in any violation of U.S. Custom laws and the Company intends to vigorously pursue all appropriate legal defenses. The Company has conducted its own investigation through its customs legal counsel. As a result of the investigation, the Company has obtained an admission from the contractor that actual trans-shipments had occurred, but that the contractor acted independently and intentionally misrepresented its actions to the Company. The contractor further confirmed in a sworn affidavit that these practices were done entirely without the knowledge of the Company. Based upon these facts, the Company responded to U.S. Customs in a letter dated January 8, 1998 requesting termination of the proceeding without the issuance of any penalties. On May 4, 1998, the Company's customs legal counsel received a letter from the U.S. Customs Service responding to the Company's request. In the letter, the U.S. Customs Service stated that it had decided to close the case against Asia Expert, Ltd., based upon its review of the January 8, 1998 letter and the documentation submitted therewith, as well as the statements made by the contractor.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KASPER A.S.L., Ltd.
                                         (Registrant)


                                         /s/ Lester E. Schreiber
                                         ---------------------------------
                                         Lester E. Schreiber
                                         Chief Operating Officer


Dated:  August 18, 1998                  /s/ Dennis P. Kelly
                                         ----------------------------------
                                         Dennis P. Kelly
                                         Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number            Description
-------           -----------

27                Financial Data Schedule