Form 10-Q
period 1998-10-03
KASPER A S L LTD
filed 1998-11-17
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to

                         Commission file number: 0-24179
                                                 -------

                               KASPER A.S.L., Ltd.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 22-3497645
           ----------------                             ----------
       (State of Incorporation)            (IRS Employer Identification No)

                    77 Metro Way, Secaucus, New Jersey 07094
     -----------------------------------------------------------------------
              (Address and zip code of principal executive office)

                                 (201) 864-0328
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X   No
                           --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 16, 1998 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES




                                      INDEX


                                                                                                              Page No.
                                                                                                              -------
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets at October 3, 1998 and January 3, 1998..........................1

               Condensed Consolidated Statements of Operations for the Thirteen weeks ended October 3, 1998 and Thirteen weeks ended October 4, 1997.....................................2

               Condensed Consolidated/Combined Statements of Operations for the Thirty-nine weeks ended October 3, 1998, Seventeen weeks ended October 4, 1997, and Twenty-three weeks ended June 4, 1997.................................................................................3

               Condensed Consolidated/Combined Statements of Cash Flows for the Thirty-nine weeks ended October 3, 1998, Seventeen weeks ended October 4, 1997, and Twenty-three weeks ended June 4, 1997.................................................................................4

               Notes to Condensed Consolidated/Combined Financial Statements.........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................10


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........................................................19

Item 6.  Exhibits and Reports on Form 8-K...........................................................................19

SIGNATURES..........................................................................................................20

EXHIBIT INDEX.......................................................................................................21


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)



                                                                      October 3,           January 3,
                              ASSETS                                     1998                 1998
                                                                   ----------------      ---------------
                                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents......................................     $      2,219           $   16,677
   Accounts receivable-net of allowances for possible losses of
      $20,125 and $18,725 respectively............................           63,391               30,000
   Inventories....................................................           87,277               78,796
   Prepaid expenses and other current assets......................            5,435                4,462
                                                                   ----------------      ---------------
        Total Current Assets......................................          158,322              129,935
                                                                   ----------------      ----------------
Property, Plant and Equipment, at cost less accumulated
   depreciation and amortization of $4,718 and $2,985,
   respectively...................................................           16,781               14,337
Reorganization value in excess of identifiable assets, net of
   accumulated amortization of $4,345 and $1,902, respectively....           60,836               63,279
Trademarks, net of accumulated amortization of $1,943 and $850,
   respectively...................................................           49,057               50,150
Other Assets, at cost less accumulated amortization of $1,241 and
   $596, respectively.............................................            2,309                2,955
                                                                   ----------------      ---------------
        Total Assets..............................................       $  287,305           $  260,656
                                                                   ================      ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................................      $    13,085          $    17,637
   Accrued expenses and other current liabilities.................            6,902                6,703
   Interest Payable...............................................              108                3,555
   Income taxes payable...........................................            3,533                1,164
                                                                   ----------------      ---------------
        Total Current Liabilities.................................           23,628               29,059
Long-Term Liabilities:
   Deferred Taxes.................................................              639                  639
   Long-Term Debt.................................................          110,000              110,000
   Bank Revolver..................................................           24,551                   --
   Minority Interest..............................................              617                   --
                                                                   ----------------      ---------------
        Total Liabilities.........................................          159,435              139,698
Commitments and Contingencies
Shareholders' Equity:
   Common Stock, $0.01 par value; 20,000,000 shares authorized;
      6,800,000 shares issued and outstanding.....................               68                   68
   Preferred Stock, $0.01 par value; 1,000,000 shares authorized;
      none issued and outstanding.................................               --                   --
   Capital in excess of par value.................................          119,932              119,932
   Retained Earnings..............................................            7,929                  972
Accumulated Comprehensive Income:
   Cumulative Translation Adjustment..............................              (59)                 (14)
        Total Shareholders' Equity................................          127,870              120,958
                                                                   ----------------      ---------------
   Total Liabilities and Shareholders' Equity.....................       $  287,305           $  260,656
                                                                   ================      ===============


The accompanying Notes to Condensed Consolidated/Combined Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                   Thirteen Weeks              Thirteen Weeks
                                                       Ended                       Ended
                                                   --------------              --------------
                                                     October 3,                  October 4,
                                                        1998                        1997
                                               ----------------------      ----------------------
                                                     (Unaudited)                   (Unaudited)
Net Sales....................................             $    94,080                 $   103,795
Cost of Sales................................                  63,252                      74,530
                                               ----------------------      ----------------------
   Gross profit..............................                  30,828                      29,265
Operating Expenses:
Selling, warehouse, general and
   administrative expenses...................                  15,221                      13,738
Depreciation and Amortization................                   2,173                       2,012
                                               ----------------------      ----------------------
      Total operating expenses...............                  17,394                      15,750
                                               ----------------------      ----------------------
Operating income.............................                  13,434                      13,515
Interest and Financing Costs.................                   4,514                       4,325
                                               ----------------------      ----------------------
Income before provision for income taxes.....                   8,920                       9,190
Provision for Income Taxes...................                   3,745                       3,420
                                               ----------------------      ----------------------
Net Income...................................            $      5,175               $       5,770
                                               ======================      ======================
Basic earnings per share.....................                     .76                         .85
                                               ======================      ======================
Diluted earnings per share...................                     .76                         .85
                                               ======================      ======================
Weighted average number of shares used in
   computing Basic earnings per share........               6,800,000                   6,800,000
Weighted average number of shares used in
   computing Diluted earnings per share......               6,800,000                   6,808,000


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                                              |      Predecessor
                                                            Reorganized Company               |        Company
                                                --------------------------------------------  |--------------------
                                                    Thirty-nine              Seventeen        |     Twenty-three
                                                    Weeks Ended             Weeks Ended       |      Weeks Ended
                                                    -----------             -----------       |      -----------
                                                    October 3,               October 4,       |        June 4,
                                                       1998                     1997          |         1997
                                                -------------------     --------------------  |   -------------------
                                                    (Unaudited)             (Unaudited)       |
                                                                                              |
Net Sales......................................         $   252,582              $   120,659  |           $   136,107
Cost of Sales..................................             175,583                   86,685  |               101,479
                                                -------------------     --------------------  |   -------------------
   Gross profit................................              76,999                   33,974  |                34,628
Operating Expenses:                                                                           |
Selling, warehouse, general and                                                               |
   administrative expenses.....................              45,940                   18,005  |                23,374
Depreciation and Amortization..................               6,424                    2,662  |                 1,191
                                                -------------------     --------------------  |   -------------------
      Total operating expenses.................              52,364                   20,667  |                24,565
                                                -------------------     --------------------  |   -------------------
Operating income...............................              24,635                   13,307  |                10,063
Interest and Financing Costs...................              12,644                    5,462  |                   667
                                                -------------------     --------------------  |   -------------------
Income before provision for income taxes.......              11,991                    7,845  |                 9,396
Provision for Income Taxes.....................               5,034                    3,531  |                 3,758
                                                -------------------     --------------------  |   -------------------
Net Income.....................................         $     6,957                $   4,314  |             $   5,638
                                                ===================     ====================  |   ===================
Basic earnings per share.......................                1.02                      .63  |                   --
                                                ===================     ====================  |
Diluted earnings per share.....................                1.02                      .63  |                   --
                                                ===================     ====================  |
Weighted average number of shares used in                                                     |
   computing Basic earnings per share..........           6,800,000                6,800,000  |                   --
Weighted average number of shares used in                                                     |
   computing Diluted earnings per share........           6,800,000                6,809,000  |                   --


The accompanying Notes to Condensed Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                           |     Predecessor
                                                                           Reorganized Company             |       Company
                                                               --------------------------------------------|  ------------------
                                                                   Thirty-nine            Seventeen        |     Twenty-three
                                                                   Weeks Ended           Weeks Ended       |     Weeks Ended
                                                                   -----------           -----------       |     -----------
                                                                   October 3,             October 4,       |       June 4,
                                                                      1998                   1997          |         1997
                                                               -------------------   --------------------  |  ------------------
                                                                   (Unaudited)           (Unaudited)       |
                                                                                                           |
                                                                                                           |
Cash Flows from Operating Activities:                                                                      |
   Net income.................................................           $   6,957              $   4,314  |            $   5,638
   Adjustments to reconcile net income to net cash (used in) /                                             |
      provided by operating activities:                                                                    |
      Depreciation and amortization...........................               3,980                  1,578  |                  916
      Amortization of reorganization value in excess of                                                    |
        identifiable assets...................................               2,444                  1,100  |                   --
      Amortization of excess purchase price over net assets                                                |
        acquired..............................................                  --                     --  |                  275
      Excess of cost over fair value of assets acquired.......                  --                     --  |                  (26)
      Income applicable to minority interest..................                 617                     --  |                   --
      Change in provision for possible losses on accounts                                                  |
        receivable............................................               1,400                  3,912  |               (4,348)
      (Increase) decrease in:                                                                              |
        Accounts receivable...................................             (34,791)               (28,199) |                9,071
        Inventories...........................................              (8,481)                (1,942) |               24,158
        Prepaid expenses and other current assets.............                (973)                (1,332) |               (1,080)
      Increase (decrease) in:                                                                              |
        Accounts payable, accrued expenses and other                                                       |
           current liabilities................................              (4,353)                 3,608  |               (1,236)
        Interest Payable......................................              (3,447)                    --  |                   --
        Income taxes payable..................................               2,369                  3,890  |                  246
                                                               -------------------   --------------------  |  -------------------
           Total adjustments..................................             (41,235)               (17,385) |               27,976
                                                               -------------------   --------------------  |  -------------------
   Net cash (used in) / provided by operating activities......             (34,278)               (13,071) |               33,614
                                                               -------------------   --------------------  |  -------------------
                                                                                                           |
Cash Flows from Investing Activities:                                                                      |
   Capital expenditures net of proceeds from the sale of fixed                                             |
      assets..................................................              (4,686)                  (907) |              (2,960)
                                                               -------------------   --------------------  |  -------------------
        Net cash used in investing activities.................              (4,686)                  (907) |              (2,960)
                                                               -------------------   --------------------  |  ------------------
                                                                                                           |
Cash Flows from Financing Activities:                                                                      |
   Bank Revolver..............................................              24,551                 12,664  |                  --
   Net (decrease) in cash invested with Leslie Fay............                  --                     --  |             (30,479)
                                                               -------------------   --------------------  |  ------------------
      Net cash provided by / (used in)  financing activities..              24,551                 12,664  |             (30,479)
                                                               -------------------   --------------------  |  ------------------
Effect of exchange rate changes on cash and cash equivalents..                 (45)                    38  |                  --
                                                               -------------------   --------------------  |  ------------------
Net (decrease) increase in cash and cash equivalents..........             (14,458)                (1,276) |                 175
                                                                                                           |
Cash and cash equivalents, at beginning of period.............              16,677                  3,081  |               1,886
                                                               -------------------   --------------------  |  ------------------
                                                                                                           |
Cash and cash equivalents, at end of period...................           $   2,219              $   1,805  |           $   2,061
                                                               ===================   ====================  |  ==================


The accompanying Notes to Condensed Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                                |    Predecessor
                                                                                Reorganized Company             |      Company
                                                                      ----------------------------------------  | -----------------
                                                                         Thirty-nine             Seventeen      |   Twenty-three
                                                                         Weeks Ended            Weeks Ended     |    Weeks Ended
                                                                         -----------            -----------     |   ------------
                                                                         October 3,             October 4,      |      June 4,
                                                                            1998                   1997         |       1997
                                                                      -----------------      -----------------  | -----------------
                                                                         (Unaudited)            (Unaudited)     |
Supplemental schedule of noncash operating, investing and                                                       |
financing activities                                                                                            |
                                                                                                                |
                                                                                                                |
Noncash operating                                                                                               |
Other current assets recorded upon emergence from Bankruptcy          $        --        $          (23)        |$         --
Other current liabilities recorded upon emergence from Bankruptcy              --                 4,923         |          --
Deferred financing costs recorded upon emergence from Bankruptcy               --                (2,422)        |          --
                                                                                                                |
Noncash investing                                                                                               |
Elimination of divisional equity upon emergence from Bankruptcy                --              (132,363)        |          --
Elimination of excess of costs over fair value of assets upon                                                   |
emergence from Bankruptcy                                                      --                16,066         |          --
Establishment of reorganization in excess of identifiable assets                                                |
upon emergence from Bankruptcy                                                 --               (65,181)        |          --
Establishment of Trademark valuation upon emergence from                                                        |
Bankruptcy                                                                     --               (51,000)        |          --
                                                                                                                |
Noncash financing                                                                                               |
Senior notes issued to creditors upon emergence from Bankruptcy                --               110,000         |          --
Issuance of Common Stock to creditors upon emergence from                                                       |
Bankruptcy                                                                     --               120,000         |          --


The accompanying Notes to Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS


NOTE 1.   GENERAL

         The Condensed Consolidated/Combined Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. (name legally changed from Sassco Fashions, Ltd. on November 5, 1997) and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report; as is permitted by such rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated/Combined Financial Statements included herein
should  be  read  in  conjunction  with  the   Consolidated/Combined   Financial
Statements and the notes thereto included in the Company's Registration Statement on Form S-1 which was declared effective by the Commission on May 1, 1998.

         In the opinion of management, the accompanying interim Condensed Consolidated/Combined Financial Statements contain all material adjustments necessary to present fairly the Condensed Consolidated/Combined financial condition, results of operations, and changes in financial position of Kasper and its subsidiaries for the interim periods presented.

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

NOTE 2.   FRESH START REPORTING

         Kasper was a division of The Leslie Fay Companies, Inc. ("Leslie Fay"), a Delaware corporation which operated its business as a debtor in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") until June 4, 1997. The Condensed Consolidated/Combined Financial Statements herein presented include the operations of three related Hong Kong corporations, Asia Expert Limited ("AEL"), Tomwell Limited ("Tomwell"), and Viewmon Limited ("Viewmon"), none of which were part of the Leslie Fay bankruptcy proceeding. These three Hong Kong corporations were subsidiaries of Leslie Fay (upon emergence from bankruptcy these entities became subsidiaries of Kasper) that procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Condensed Consolidated/Combined Financial Statements also include the results of Kasper Europe, Ltd., Kasper Canada, ASL Retail Outlets, Inc. ("ASL Retail") and ASL/K Licensing Corp., all of which are wholly-owned subsidiaries of the Company. Kasper Canada is a 70% owner of Kasper Partnership, a Canadian partnership through which the Company conducts sales and distribution activity in Canada. The portion of Kasper Partnership pertaining to its minority owner is reflected in the accompanying financial statements as minority interest. The Condensed Consolidated/Combined Financial Statements of Kasper, AEL, Tomwell and Viewmon have been prepared on a stand-alone basis in accordance with generally accepted accounting principles applicable to a going concern. The Predecessor Company financial data reflects the combined results of Kasper, AEL, Tomwell, and Viewmon. The financial statements of the Reorganized

Company are consolidated as opposed to combined because as of the date of reorganization, the three Hong Kong corporations became subsidiaries of Kasper. Prior to the reorganization, these entities were subsidiaries of Leslie Fay and, accordingly, the financial statements were combined for those periods. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal year ended January 3, 1998 ("1997") included 53 weeks.

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

          The Plan called for the spin-off of Kasper as a newly organized entity and which consists of Kasper, AEL, Tomwell, Viewmon, Sassco Europe, Ltd. (now known as Kasper Europe, Ltd.) and ASL Retail.

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

         The fresh-start reporting reorganization value of $120,000,000 was based on averaging several valuation methodologies prepared by an independent appraiser. A five-year analysis of the Company's actual and projected operations (fiscal years ended 1997-2001) was prepared by management and a discounted cash flow methodology was applied to those numbers. An equity value was determined by calculating the impact of various assumption changes to the five year projections and adding the projected cash flows for the first four years to a "capitalization" of the fifth year's projected cash flow under each assumption. The fifth year's projected cash flow was capitalized into value and discounted to the present.

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

NOTE 3.   INVENTORIES

         Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

         Inventories, net of reserves, consist of the following:


                                         October 3,       January 3,
                                           1998             1998
                                           ----             ----
                                                (in thousands)
Raw materials                             $ 33,647         $ 32,121
Finished goods                              53,630           46,675
                                            ------           ------
         Total inventories                $ 87,277         $ 78,796
                                          ========         ========

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

NOTE 5.   DEBT

         At October 3, 1998, there were direct borrowings of $24,551,000 outstanding under the BankBoston Credit Agreement and approximately $17,492,000 outstanding in letters of credit under the facility. The Company has approximately $24,205,000 available for future borrowings as of October 3, 1998.

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

         The Confirmation Order, inter alia, dismissed with prejudice all pending litigations, and released all claims that could have been brought in litigation. Both prior to and subsequent to the Filing Dates, various class action suits were commenced on behalf of certain prior stockholders of the Company. Any claims against the Company arising out of these suits were discharged as part of and in accordance with the terms of the Plan. Accordingly, whatever the eventual outcome of these cases, there can be no material financial impact on the Company based on the terms of the Plan.

NOTE 7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 1998, AcSEC issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company's current policy is to expense such costs as incurred.

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

Overview

         On June 4, 1997 Kasper A.S.L., Ltd. (the "Company") was separated from The Leslie Fay Companies, Inc. ("Leslie Fay"), in accordance with the Fourth Amended and Restated Joint Plan of Reorganization (the "Reorganization Plan")
approved by the U.S. Bankruptcy Court. On that date, all assets and corresponding liabilities associated with the operation of the Sassco Fashions Division of Leslie Fay, including the Nipon trademarks, were sold to the Company. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay, from the time it was acquired by Leslie Fay in 1980. The Company received the assets and liabilities of the former Sassco Fashions Division as part of the Reorganization Plan of Leslie Fay. In the aggregate, $249.6 million of assets, subject to $19.6 million of liabilities, were sold by Leslie Fay to the creditors in satisfaction of creditor claims of like amount. The Company in turn transferred to the creditors 6,800,000 shares of its common stock with a market value of $120 million and 12.75% Senior Notes with an aggregate principal amount of $110 million in exchange for the net assets. The Company is one of the largest marketers and manufacturers of career women's suits in the United States. The Company also markets career dresses, sportswear and knitwear. The Company has grown through the extension of existing product lines, the introduction of new brands and the expansion of its retail outlet operations.

         The accompanying financial statements have been prepared to show the Company as a freestanding entity apart from Leslie Fay. Until 1996, the Company was totally dependent upon Leslie Fay for all administrative support, including accounting, credit, collections, legal, etc. As such, the financial statements reflect an allocation of Leslie Fay administrative expenses to the Company.

         As a division of Leslie Fay, the Company was not subject to Federal, State and Local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the predecessor company financial statements reflects the rate that would have been applicable, had the Company been independent at that time. Provisions for deferred taxes were not reflected on the Company's books, but were reflected on Leslie Fay's books and records. Going forward, the Company will record deferred taxes in accordance with the provision of Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."

         The Company's business is primarily the design, distribution and wholesale sale of women's career suits, dresses and sportswear to, principally, major department stores and specialty shops. Over the last five years, the Company has increased its share of the wholesale market by expanding into all women's career suit markets, including the "lower moderate" (Le Suit(TM)), "upper moderate" (Kasper(R)) and "bridge"(Nipon(R)) markets. The Company has also introduced a career sportswear label, Kasper and Company(R), and career knitwear under the name Nina Charles(TM). In analyzing the performance of the knitwear division and its capital and operational requirements, the Company has decided to discontinue the Nina Charles(TM) label at wholesale in the United States for the Fall 1998 season. The Company will continue to market the label in its retail stores and in Canada and Europe. For Fall 1998, the Company will incorporate its knitwear business into its Dress and Sportswear lines.

         In July 1995, the Company, then a division of Leslie Fay, started its retail outlet operations by acquiring 22 leased properties, which were assigned to the Company by Leslie Fay on June 4, 1997 pursuant to the Reorganization Plan. As of October 3, 1998, the Company had 55 retail outlet stores throughout the United States. Sales at the retail outlet stores totaled $38.6 million in the year ended January 3, 1998. The stores operate under the name Kasper ASL(R), but also sell the Company's other labels including Nipon(R), Kasper and Company(R), Nina Charles(TM), Le Suit(TM) and b. bennett(TM).

         In connection with the separation from Leslie Fay, Leslie Fay transferred all rights and title to the Nipon trademarks to the Company. At the time of the transfer, there were several licensing agreements in effect, including men's sportswear, dress slacks, ties, ladies coats, etc. In 1997, the Company received approximately $900,000 in licensing income from licensing agreements.

         On June 4, 1997, the Company acquired the trade name Kasper(R) from Forecast Designs, Inc., a company owned by Herbert Kasper, for $6 million. Prior to June 4, the Company paid royalties for the use of the Kasper name to Forecast Designs, Inc. In accordance with the agreement, Forecast Designs, Inc. will retain the right to the licensing income from pre-existing licenses, which licenses will be transferred to the Company upon Mr. Kasper's death. The Company will be entitled to 50% of the income generated by any new licenses. Pursuant to the terms of the acquisition agreement, the Company also entered into an Employment, Consulting and NonCompetition agreement with Herbert Kasper. Such agreement, which has a term of ten years, provides for the payment to Mr. Kasper of $300,000 in annual salary and $7,500 for each 1% by which the gross profits from the Company's sales of Kasper(R) women's apparel, namely suits, dresses and sportswear in each of the six years 1998 to 2003, exceeds the total gross profit derived by the Company from the sale of such products in the year 1995. Under the terms of the agreement, Mr. Kasper may and has been dedicating his business time to the licensing activities of ASL/K Licensing Corp., which includes meeting with current and prospective licensees of the Kasper(R) brand name. He also participates in marketing trips and is involved in the Company's ad campaigns, reviews competitor's products and meets with prospective wholesale buyers on behalf of the Company. Mr. Kasper may also perform such other tasks as he and Mr. Levine, the Chairman of the Board of Directors and Chief Executive of the Company, may agree.

         The Company launched its initial advertising campaign in the first half of 1998. Anticipated costs relating to the advertising campaign are $2.0 million. Costs for advertising are expensed as incurred.

Results of Operations

Thirteen Weeks Ended October 3, 1998 as Compared to Thirteen Weeks ended October 4, 1997

         Net Sales

         Net Sales for the thirteen weeks ended October 3, 1998 (the "third quarter 1998") were $94.1 million as compared to $103.8 million for the thirteen weeks ended October 4, 1997 (the "third quarter 1997"). The decrease in net sales of approximately $9.7 million, or 9.3%, is primarily due to a decrease in wholesale sales of $11.2 million offset by an increase in retail sales of $1.5 million. Wholesale sales decreased to $82.0 million for the third quarter 1998, from $93.2 million in the third quarter 1997, a decrease of approximately $11.2 million, or 12.0%, and is primarily due to the discontinuance of the Nina Charles knitwear line, as well as a reduction in Sportswear sales as a result of the competitive pressure in career sportswear.

          Retail sales increased to $12.1 million in the third quarter 1998 from $10.6 million in the third quarter 1997, an increase of approximately $1.5 million, or 14.2%, due primarily to the net addition of 10 retail outlet stores over the last 12 months. Comparable store sales for the third quarter 1998 were $9.4 million as compared to $10.4 million for the third quarter 1997, a decrease of approximately $1.0 million, or 9.6%, due primarily to lower consumer traffic in the stores.

         Gross Profit

         Gross Profit as a percentage of net sales increased to 32.8% for the third quarter 1998, compared to 28.2% for the third quarter 1997. The improvement over the third quarter 1997 can be attributed to lower supply and production costs in 1998 due to macroeconomic conditions in the Far East and was offset partially by higher markdowns and allowances which reflect the general slowdown in retail sales at the Company's customers stores. Wholesale gross profit as a percentage of sales increased to 31.3% in the third quarter 1998 from 26.8% in the third quarter 1997.

         Retail gross profit as a percentage of sales increased to 42.1% in the third quarter 1998 from 39.6% in the third quarter 1997. The increase in gross profit is primarily due to a decrease in markdowns and lower supply and production costs in 1998 due to macroeconomic conditions in the Far East.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $15.2 million in the third quarter 1998 as compared to $13.7 million in the third quarter 1997, an increase of $1.5 million. Approximately $600 thousand of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 10 retail outlet stores.

         The remaining increase of $900 thousand is primarily due to increased advertising expenses of $600 thousand as a result of the new advertising campaign, and approximately $300 thousand in additional selling, general and administrative expenses as a result of the consolidation of Kasper Canada in 1998.

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

         Amortization of Reorganization Value in Excess of Identifiable Assets

         As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets." This asset is being amortized over a 20-year period beginning June 4, 1997. The Company incurred amortization charges for both the third quarter 1998 and the third quarter 1997 totaling approximately $825 thousand.

         Depreciation and Amortization

         Depreciation and amortization amounted to approximately $1.3 million in the third quarter 1998 as opposed to approximately $1.2 million in the third quarter 1997, and consist of the amortization charges associated with the trademarks and bank fees associated with the financing agreement, as well as fixed asset depreciation. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in the third quarter 1998 and 1997 of approximately $365 thousand. The bank fees are being amortized over the life of the financing agreement, which is three years, beginning June 4, 1997 and resulted in approximately $200 thousand of amortization charges for the third quarter 1998 and 1997.

         Interest and Financing Costs

         Interest and financing costs increased to $4.5 million in the third quarter 1998 from $4.3 million in the third quarter 1997. Interest is primarily attributable to the expense on the $110 million Senior Notes, which were issued on June 4, 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September
30. Interest relating to the Senior Notes totaled $3.5 million for both the third quarter 1998 and third quarter 1997. There are no principal payments due until maturity. To the extent that the Company elects to undertake a public offering or elects to prepay certain amounts, a premium will be required to be paid.

         Income Taxes

         Provision for income taxes was $3.7 million for the third quarter 1998 and $3.4 million for the third quarter 1997. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes, and timing differences relating primarily to customer reserves and allowances, inventory, depreciation and amortization.

Thirty-nine Weeks Ended October 3, 1998 as Compared to Forty Weeks ended October 4, 1997

         Net Sales

          Net Sales for the thirty-nine weeks ended October 3, 1998 ("1998") were $252.6 million as compared to $256.8 million for the forty weeks ended October 4, 1997 ("1997") a decrease of $4.2 million, or 1.6% primarily due to a decrease in wholesales sales. Wholesale sales decreased to $219.6 million in 1998, from $229.6 million in 1997, a decrease of $10.0 million, or 4.4% primarily due to the discontinuance of the Nina Charles knitwear line, as well as a reduction in Sportswear sales as a result of the competitive pressure in career sportswear both occurring during the third quarter 1998. Overall, on a comparable thirty-nine week basis, wholesale sales decreased $4.6 million as the result of an extra week's wholesale sales of $5.4 million in 1997.

         Retail sales increased to $32.9 million in 1998 from $27.2 million in 1997, an increase of approximately $5.7 million, or 21.0%, due primarily to the net addition of 10 retail outlet stores over the last 12 months. The extra week's retail sales in 1997 amounted to approximately $500 thousand, resulting in an overall increase of $6.2 million on a comparable thirty-nine week basis. Comparable store sales in 1998 were $25.9 million as compared to $25.4 million in 1997, an increase of $500 thousand, or 2.0%.

         Gross Profit

         Gross Profit as a percentage of net sales increased to 30.4% in 1998, compared to 26.7% in 1997. The improvement over 1997 can be attributed to an increase in retail store margins, and lower supply and production costs in 1998 due to macroeconomic conditions in the Far East. Wholesale gross profit as a percentage of sales increased to 28.7% in 1998 from 25.2% in 1997.

         Retail gross profit as a percentage of sales increased to 41.7% in 1998 from 39.0% in 1997. The increase in gross profit is primarily due to a decrease in markdowns and lower supply and production costs in 1998 due to macroeconomic conditions in the Far East.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $45.9 million in 1998 compared to $41.4 million in 1997, an increase of $4.5 million. The extra week in 1997 contributed an extra $1.1 million in selling, general and administrative expenses, resulting in an overall increase of $5.6 million on a comparable thirty-nine week period. Approximately $2.5 million of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 10 retail outlet stores.

         The remaining increase of $3.1 million is primarily due to increased advertising expenses of approximately $2.1 million primarily as a result of the new advertising campaign. In addition, administrative expenses increased by approximately $900 thousand and relate to additional expenses incurred as a result of becoming an independent, public company. The consolidation of Kasper Canada in 1998 contributed approximately $900 thousand in additional selling, general and administrative expenses. These increases were offset by a decrease in royalty expense of approximately $600 thousand as a result of the trademark acquisition, as well as a decrease in occupancy costs of approximately $400 thousand as a result of the new warehouse. All other selling, general and administrative expenses increased by approximately $200 thousand.

         Amortization of Reorganization Value in Excess of Identifiable Assets

         As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges in 1998 totaling approximately $2.4 million as opposed to approximately $1.1 million in 1997. The increase is primarily attributable to the nine months of amortization charges in 1998 versus only four months in 1997.

         Depreciation and Amortization

         Depreciation and amortization increased to approximately $4.0 million in 1998 from approximately $2.8 million in 1997 primarily as a result of the amortization charges associated with the Company's trademarks and bank fees associated with the financing agreement. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in 1998 of approximately $1.1 million compared with $475 thousand in 1997. The bank fees are being amortized over the life of the financing agreement, which is three years, beginning June 4, 1997 and resulted in approximately $600 thousand of amortization charges for 1998 versus approximately $260 thousand in 1997. These increases are primarily attributable to the nine months of bank fee and trademark amortization charges for 1998 versus only four months for 1997.

         Interest and Financing Costs

         Interest and financing costs increased to $12.6 million in 1998 from $6.1 million in 1997, an increase of approximately $6.5 million. The increase is primarily attributable to the nine months of interest expense on the $110 million Senior Notes in 1998, which were issued on June 4, 1997 versus only four months in 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes totaled $10.5 million for 1998 compared to approximately $4.7 million in 1997. There are no principal payments due until maturity. To the extent that the Company elects to undertake a public offering or elects to prepay certain amounts, a premium will be required to be paid.

         Income Taxes

         Provision for income taxes was $5.0 million in 1998. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes, and timing differences relating primarily to customer reserves and allowances, inventory, depreciation and amortization. Income taxes for periods prior to June 4, 1997 were computed using the effective tax rate that would have been applicable had the Company been an independent entity.

Liquidity and Capital Resources

         Net cash used in operating activities was $34.3 million during 1998 as compared to cash provided by operations of $20.5 million for 1997, primarily as a result of the increase in inventory and accounts receivable. The increase in inventories is primarily due to higher levels of finished goods necessary to stock the expanding Quick Response replenishment program and the growing retail outlet store operations, and due to the earlier receipt of inventory to ensure timely shipments to customers. The increase in accounts receivable is related to the seasonal nature of cash collections.

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

         Effective June 5, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions. The facility provides for a sub-limit for letters of credit of $50 million. The working capital facility is secured by substantially all the assets of the Company. The working capital facility expires in fiscal 2000 and provides for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The facility provides for the maintenance of certain financial ratios and covenants and sets limits on the amount of capital expenditures and dividends to shareholders. Availability under the facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. As of October 3, 1998, there were direct borrowings of $24.6 million outstanding, $17.5 million in letters of credit outstanding and $24.2 million available for future borrowings.

         Pursuant to the Reorganization Plan, the Company issued $110 million in Senior Notes. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes for 1998 totaled $10.5 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a public offering or elects to prepay certain amounts, a premium will be required to be paid.

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

         Capital expenditures were $4.7 million for 1998 and $3.8 million in 1997. Capital expenditures for 1998 represent spending associated with the relocation to a new sales, production and design office, continued retail outlet store development, overseas facilities development and computer system improvements. Capital expenditures for the fiscal year ending January 2, 1999 are anticipated to total approximately $5.5 million.

Year 2000 Compliance

State of Readiness

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or miscalculation. The Company uses software developed and supported by third parties for all mission critical applications including order entry, distribution, shipping, electronic data interchange ("EDI") and for its retail operations. Each of these software vendors has assured the Company in writing that the current version of their software has been tested and is Year 2000 compliant. The Company has initiated a testing project that will verify such assurances. This testing is expected to be completed by the early part of the second quarter 1999.

         The Company is also highly dependent on its customers' ability to transmit and receive EDI documents such as purchase orders, invoices and advance shipping notices. The Company is in the process of testing the exchange of electronic information with a number of its significant customers in order to ensure Year 2000 compliance and expects this evaluation to be completed by the early part of the second quarter 1999.

         In addition, the Company may face some risk to the extent that suppliers of products and others with whom the Company has a material business relationship will not be Year 2000 compliant. Accordingly, the Company has initiated formal communications with significant suppliers and third parties in order to determine the extent to which the Company may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. The Company will review and evaluate the responses it receives and periodically monitor the progress of these suppliers and third parties in addressing their own Year 2000 issues.

         The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and currently believes that minimal changes are necessary for Year 2000 compliance.

Costs

         The total cost associated with the required testing and modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $500,000. This cost estimate may change as the Company progresses in its Year 2000 project and obtains additional information and conducts further testing.

Risks

         Despite all efforts, however, there is no assurance that these systems will be Year 2000 compliant under all the circumstances and volume stresses that may actually be required. The possible consequences of the Company or its key vendors, suppliers and customers not being fully year 2000 compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of goods, invoice and collection errors and inventory obsolescence. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time until after January 1, 2000.

Contingency Plans

         As an additional precaution, the Company intends to develop contingency plans to mitigate the possible disruption in business operations that may result. These plans, which are dependent in large part to the responses the Company receives from third parties with whom the Company has a material business relationship, are also expected to be completed during the second quarter 1999. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

Recently Issued Accounting Pronouncements

         In 1998, AcSEC issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 establishes standards on accounting for start-up and organization costs and in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The Company's current policy is to expense such costs as incurred.

Change in Method of Accounting

         The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's financial statements using the principles required by the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh Start Accounting"). Pursuant to such principles, the Company's assets, upon emergence from Chapter 11 are stated at "reorganization value", which is defined as the value of the entity before considering liabilities on a going-concern basis following the reorganization and represents the estimated amount a willing buyer would pay for the assets of the Company immediately after the reorganization. The reorganization value for the Company was determined by reference to the remaining liabilities plus the estimated value of shareholders' equity of the outstanding shares of the Common Stock. The reorganization value of the Company was allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method of accounting. In this allocation, identifiable assets were valued at estimated fair values, and any excess reorganization value has been recorded as "reorganization value in excess of identifiable assets" (a long-term intangible asset similar to "goodwill").

Impact of Asian Financial and Currency Crisis

         To date, the Company has not experienced any difficulty in obtaining needed raw materials from its primary sources of supply in the Far East which are located in Japan, nor has it experienced any problems with its sewing contractors in Taiwan, the Philippines, Hong Kong and China. Over the past year, the region has suffered extreme volatility in its local financial markets and currency exchanges. As a result, no assurance can be given that the Company will continue to have an uninterrupted source of supply from the region. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition. During 1998, the Company has experienced favorable pricing as a result of the Asian financial situation, which may not be sustainable in the long term.

Disclosure Regarding Forward-Looking Information

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in an number of places in this report and include statements regarding the intent, belief or current expectation of the Company or its directors or officers with respect to, among other things, trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) the Company's limited operating history, (ii) potential fluctuations in the Company's quarterly operating results, (iii) the Company's concentration of revenues, (iv) challenges facing the Company related to its rapid growth, (v) the Company's dependence on a limited number of suppliers and (vi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and the Company cautions potential investors not to place undue reliance on such statements. The Company undertakes no obligation to update or revise any forwardlooking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of the Company was held on July 30, 1998 for the purpose of: (1) electing seven directors; (2) approving the Company's 1997 Management Stock Option Plan; and (3) ratifying the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending January 2, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act and there was no solicitation in opposition.

         First, the following directors were elected by the following vote:


                                                    Votes
                                                    -----
                                         For                Withheld
                                         ---                --------
Arthur S. Levine                      6,006,407               15,460
William J. Nightingale                6,006,407               15,460
Salvatore M. Salibello                6,006,294               15,573
Larry G. Schafran                     6,006,294               15,573
Lester E. Schreiber                   6,006,294               15,573
Denis J. Taura                        6,006,294               15,573
Olivier Trouveroy                     6,006,294               15,573

          Second, the proposal to approve the Company's 1997 Management Stock Option Plan was approved by the following vote: (a) 3,094,496 votes were cast "for" the matter; (b) 463,111 votes were cast "against" the matter; and (c) 1,433 votes "abstained" from voting on the matter. There were 2,462,827 broker non-votes.

         Third, the proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending January 2, 1999 was approved by the following vote: (a) 6,007,354 votes were cast "for" the matter; (b) 14,402 votes were cast "against" the matter; and
(c) 111 votes "abstained" from voting on the matter.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27                Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 16, 1998                           KASPER A.S.L., Ltd.
                                                     (Registrant)


                                                     /s/  Lester E. Schreiber
                                                     ---------------------------
                                                     Lester E. Schreiber
                                                     Chief Operating Officer


Dated: November 16, 1998                             /s/  Dennis P. Kelly
                                                     ---------------------------
                                                     Dennis P. Kelly
                                                     Chief Financial Officer

                                  Exhibit Index


Exhibits

27                Financial Data Schedule