Form 10-K
period 1999-01-02
KASPER A S L LTD
filed 1999-03-31
CIK 1037067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                          COMMISSION FILE NO. 0-24179
                            ------------------------

                              KASPER A.S.L., LTD.

                  DELAWARE                             22-3497645
      (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                     NO.)

                77 METRO WAY                              07094
            SECAUCUS, NEW JERSEY                       (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 864-0328

             SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                      None

             SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                         Common Stock, $0.01 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    There were 6,800,000 shares of Common Stock outstanding at March 26, 1999. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 26, 1999 was approximately $14,667,500. Such aggregate market value is computed by reference to the last sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Kasper A.S.L., Ltd., (the "Company") is one of the largest marketers and manufacturers of women's suits in the United States. The Company designs, contracts for the manufacture of, markets and distributes women's suits, dresses, knitwear and sportswear. From its established position in the "upper moderate" suit market, under its Kasper ASL-Registered Trademark- brand name, the Company has diversified into the lower price point "moderate" suit market under its Le Suit-TM- brand name and to a lesser extent, the higher price point "bridge" and designer women's suit markets under its Albert
Nipon-Registered Trademark- and Nipon-Registered Trademark- brand names. During 1998, the Company marketed and distributed its products under eight different brands: (i) Kasper ASL-Registered Trademark- suit, the leading brand name in "upper moderate" women's suits; (ii) Le Suit-TM-, a line of suits introduced to create a less expensive alternative to Kasper ASL-Registered Trademark- suits;
(iii) Albert Nipon Suits-Registered Trademark-, a line of suits designed and marketed to compete in the bridge area of the market; (iv) Albert Nipon Evening-TM-, a line of beaded and sequined evening suits; (v) Kasper ASL-Registered Trademark- dresses, a line of "better" career dresses; (vi) Kasper and Company-Registered Trademark- ASL Sportswear, a line of sportswear under the Kasper brand name priced between the moderate and better markets;
(vii) Nina Charles-TM-, a better priced knitwear line comprised of two distinct product classifications; better knit dresses and better knit sportswear/separates; and (viii) b. bennett-TM-, a line of suits catering to the younger woman seeking an updated look. In analyzing the performance of the knitwear division and its capital and operational requirements, the Company decided to discontinue the Nina Charles-TM- label at wholesale in the United States for the Fall 1998 season. The Company will continue to market the label in its retail stores and in Canada and Europe.

    The Company also designs and manufactures suits for sale under private labels for various department stores. Management believes the Company's primary strengths are the quality, styling, value and brand name recognition of its products. The Company's products are sold to approximately 1,400 retail accounts having approximately 2,000 retail locations throughout the United States and through the Company's chain of 58 retail outlet stores.

    Financial information with regard to the Company's wholesale and retail segments, including revenue, earnings before interest, taxes, depreciation and amortization, and segment assets, appears in Note 10 to the Company's consolidated/combined financial statements.

    The Company operates five wholly-owned subsidiaries, ASL/K Licensing Corp., ASL Retail Outlets, Inc., Kasper A.S.L. Europe Ltd., Kasper Holdings Inc. and Asia Expert, Ltd. ("AEL"). Kasper Holdings Inc. owns 100% of Kasper Canada ULC which is a 70% owner of Kasper Partnership, a Canadian partnership through which the Company conducts sales and distribution activity in Canada.

    AEL, a Hong Kong corporation, is the owner of Viewmon Ltd. and Tomwell Ltd., each Hong Kong corporations. Generally, AEL acts as a buying agent for the Company for which it receives an arm's-length commission. AEL also provides a quality control function at the sewing contractors in China, Hong Kong and other parts of the Far East as part of its buying service. Viewmon Ltd. provides services regarding the acquisition of quota, while Tomwell Ltd. operates the Company's China factory, which began production in May 1998, and also provides beading services for Nipon-Registered Trademark- and Kasper
ASL-Registered Trademark- garments. These subsidiaries receive arm's-length fees for their services.

    Kasper A.S.L. Europe, Ltd. operates a sales office in London, England, where it sells the Company's products to retailers and distributors throughout the European continent. ASL Retail Outlets, Inc. operates the chain of 58 retail outlet stores that sell the Company's products directly to consumers. These stores purchase the merchandise directly from the Company at an arm's-length price. ASL/K Licensing Corp. was established to coordinate the licensing of the Kasper-Registered Trademark- trade name that was acquired on June 4, 1997. In connection with the separation from The Leslie Fay Companies, Inc. ("Leslie Fay"), Leslie Fay transferred all rights and title to the Nipon trademarks to the Company. At the time of the transfer, there were several licensing agreements in effect, including men's sportswear, dress slacks, ties, ladies coats, etc. In 1998, the Company entered into new licensing agreements for the manufacture and distribution of women's blouses, coats and outerwear under the Kasper-Registered Trademark- name. In 1998, the Company received approximately $850,000 in licensing income from licensing agreements.

REORGANIZATION OF LESLIE FAY

    In 1980, the Company was acquired by Leslie Fay but continued to operate as a division of Leslie Fay (the "Sassco Fashions Division") with Arthur S. Levine remaining in charge of the Sassco Fashions Division. In February 1992, Leslie Fay announced that its 1990, 1991 and 1992 financial statements were incorrect due to fraudulent accounting entries. As a result of the misstated financial statements, Leslie Fay defaulted on its unsecured bank and insurance debt. On February 26, 1993, the bank creditors informed Leslie Fay that no additional revolving borrowings could be made and that no new letters of credit would be issued under the bank facilities until the negotiations for a revised credit facility were completed. The uncertainty surrounding Leslie Fay's financing quickly spread to trade creditors, most of whom refused to extend further credit to Leslie Fay. As a result of its inability to obtain credit, Leslie Fay filed for protection under Chapter 11 of the Bankruptcy Code on April 3, 1993 with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

    The reorganization of Leslie Fay (the "Reorganization") occurred when the Fourth Amended and Restated Joint Plan of Reorganization (the "Reorganization Plan") became effective on June 4, 1997 (the "Effective Date"). The Reorganization Plan provided for the Company and a reorganized entity named The Leslie Fay Company, Inc. to emerge from bankruptcy as separate stand-alone U.S. corporations, each with its own financing sources. Pursuant to the Reorganization Plan, the former creditors of Leslie Fay received 6,800,000 shares of common stock, $0.01 par value per share, of the Company (the "Common Stock") and 12.75% Senior Notes (the "Senior Notes") in the principle aggregate amount of $110 million. The Company also issued (i) options to certain members of management (the "Management Options") to purchase 1,753,459 shares of Common Stock, which upon issuance represented approximately 20.5% of the Company's outstanding Common Stock; and (ii) options to purchase 100,000 shares of Common Stock to its non-employee directors (the "Director Options").

    Pursuant to the Reorganization Plan, and based on the Company's estimate of the amount of certain outstanding claims by creditors of Leslie Fay that ultimately will be allowed by the Bankruptcy Court, the administrator of the Reorganization Plan (the "Plan Administrator") currently retains approximately 177,268 shares of Common Stock and $2,868,000 principle amount of Senior Notes for payment of certain classes of claims against Leslie Fay (the "Holdback"). Such shares of Common Stock and Senior Notes are being held in trust by the Plan Administrator under the Reorganization Plan and are disbursed as such claims are either settled or dismissed.

PRODUCTS

    The Company participates in three principal areas of the women's apparel market: (i) suits, which include "upper moderate" women's suits sold under the Kasper ASL-Registered Trademark- brand name; "moderate" women's suits sold under the Le Suit-TM- brand name; suits sold under the Albert
Nipon-Registered Trademark- brand name that are priced consistent with the bridge area of the ready-to-wear market; evening suits sold under the Nipon-Registered Trademark- brand name which compete in the designer market; and suits sold under the b. bennett-TM- name, a line of suits catering to the younger woman seeking an updated look; (ii) dresses, which includes Kasper ASL-Registered Trademark- dresses, a line of "better" career dresses; and (iii) sportswear, which includes Kasper and Company ASL-Registered Trademark-sportswear, a line of sportswear under the Kasper brand name priced between the moderate and better markets. Career sportswear are marketed as groups of skirts, pants, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color palettes and fabrics and are designed to be worn together or as separates.

SUITS

    The Company produces suits which are designed to sell primarily in four price ranges under the brand names Kasper ASL-Registered Trademark-, Le Suit-TM-, Albert Nipon-Registered Trademark-, and Albert Nipon Evening-TM-.

    KASPER ASL-REGISTERED TRADEMARK- SUIT

    Kasper ASL-Registered Trademark- is a leading brand name in "upper moderate" women's suits, with approximately 70% of the "upper moderate" women's suit market. Suits marketed under the Kasper ASL-Registered Trademark- brand name represent the core of the Company's business. The Kasper
ASL-Registered Trademark- Suit division seeks to produce a wide variety of high quality, excellent fitting suits at affordable prices, and produces suits in petite, misses and large sizes (large sizes are distributed under the Kasper II-Registered Trademark- brand name). These suits are designed to achieve an updated classic look that can be worn from one season to the next without looking dated. In order to maintain a state of newness in its product inventory and on the retail sales floor, the Kasper ASL-Registered Trademark- Suit division introduces a new line of suits five times a year. Many of these suits are made of "seasonless" fabrics that can extend the selling and wearing season of the garments. Sales of Kasper ASL-Registered Trademark-, as a percentage of the Company's net domestic wholesale sales for the 1996, 1997 and 1998 fiscal years were approximately 40.5%, 40.7% and 47.7%, respectively. The retail price for suits sold under the Kasper ASL-Registered Trademark- brand name is $120 to $275. The Kasper ASL-Registered Trademark- Suit division has established a "quick response" program with key accounts. The program is built around four basic bodies (two skirt suits, one pant suit and a three piece suit with jacket, skirt and pants) in three basic colors (black, navy and taupe), which are available in both misses and petite sizes. Under the program, the Kasper ASL-Registered Trademark- Suit division keeps "quick response" inventory available throughout the year and automatically replenishes stock based upon sell-through information received from the key accounts.

    LE SUIT-TM-

    The Le Suit-TM- line of suits was introduced to create a less expensive alternative to Kasper ASL-Registered Trademark- Suits. The Le Suit-TM- division uses the best styles designed for Kasper ASL-Registered Trademark- Suits for the preceding year with less expensive fabrics maintaining the same level of quality, fit and construction as Kasper ASL-Registered Trademark- Suits. In addition to regular sizes, the Le Suit-TM- division also produces suits in petite and large sizes. The Le Suit-TM- brand offers an alternative to retailers' private label business. Sales of Le Suit-TM-, as a percentage of the Company's net domestic wholesale sales, for the 1996, 1997 and 1998 fiscal years were approximately 16.9%, 16.9% and 20.7%, respectively. The retail price for suits sold under the Le Suit-TM- brand name is $99 to $189.

    ALBERT NIPON-REGISTERED TRADEMARK- SUIT

    The Albert Nipon-Registered Trademark- Suit division designs and markets suits to compete in the bridge area of the market. These suits, which are primarily distributed to the high-end department and specialty stores, are designed to provide higher styling and a more sophisticated look than Kasper ASL-Registered Trademark- Suits and use more expensive fabrics. In addition to garments in regular sizes, the Albert Nipon-Registered Trademark- division also produces suits in petite sizes. Sales of Albert Nipon-Registered Trademark-Suits, as a percentage of the Company's net domestic wholesale sales, for the 1996, 1997 and 1998 fiscal years were approximately 4.5%, 4.0% and 4.8%, respectively. The retail price for suits sold under the Albert
Nipon-Registered Trademark- brand name is $275 to $450.

    ALBERT NIPON EVENING-TM-

    The Albert Nipon Evening-TM- division designs and markets primarily beaded and sequined evening suits and occupies a unique niche in the suit marketplace. Sales of Albert Nipon Evening-TM- garments, as a percentage of the Company's net domestic wholesale sales, for the 1996, 1997 and 1998 fiscal years were approximately 1.5%, 1.6% and 1.3%, respectively. The retail price for garments sold under the Albert Nipon Evening-TM- brand is $350 to $700.

    B. BENNETT-TM-

    In Spring 1997, the Company introduced the b. bennett-TM- line of suits. This product line is targeted to reach the younger woman seeking a more updated look and offers an alternative to the classic business suit. The b. bennett-TM-line utilizes distinctive fabrics and trim detail to achieve this look. All garments have the same level of quality and consistent fit as the Company's other products. Sales of b. bennett-TM- garments, as a percentage of the Company's net domestic wholesale sales for the 1997 and 1998 fiscal years were 1.4% each. The retail price for garments sold under the b. bennett-TM- brand name is $199 to $300.

PRIVATE LABEL

    The Company also designs and manufactures suits for sale under private labels for various department stores. Sales of products for sale under these private labels, as a percentage of the Company's net domestic wholesale sales, for the 1996, 1997 and 1998 fiscal years were approximately 14.0%, 9.5% and 6.2%, respectively. The retail price for suits sold under private labels is $139 to $199.

DRESSES

    The Company produces collections of dresses under the Kasper
ASL-Registered Trademark- Dresses brand name, targeted to sell at "better" prices. The Company's strategy is to leverage its position in the career suit market by designing and marketing dresses suitable for the career woman.

    KASPER ASL-REGISTERED TRADEMARK- DRESSES

    The Company believes that the Kasper ASL-Registered Trademark- Dress division is one of the largest "better" dress companies in the United States. The Kasper ASL-Registered Trademark- Dress division has expanded its line and offers a wide variety of high quality dresses at affordable prices, including career and classic, desk to dinner dresses. Kasper dresses, like Kasper suits, are designed with subtle changes from season to season rather than drastic trends that tend to become outdated quickly. In order to maintain a state of "newness" in its product line, the Kasper ASL-Registered Trademark- Dress division introduces a new line of dresses five times a year. Sales of Kasper ASL-Registered Trademark- Dresses, as a percentage of the Company's net domestic wholesale sales, for the 1996, 1997 and 1998 fiscal years were approximately 8.2%, 6.8% and 8.7%, respectively. The retail price for dresses sold under the Kasper ASL-Registered Trademark- Dress brand name is $110 to $180.

SPORTSWEAR

    The Company offers a collection of "better" career sportswear under the brand names Kasper and Company ASL-Registered Trademark- Sportswear. Products offered in this area of the market are intended for a less formal working environment, as well as for casual wear.

    KASPER AND COMPANY ASL-REGISTERED TRADEMARK- SPORTSWEAR

    In 1993, the Company introduced a line of sportswear under the Kasper brand name priced between the moderate and better markets. This was a logical extension that enabled the Company to capitalize on the competitive advantages it had developed with its suit business. The Kasper and Company ASL-Registered Trademark- Sportswear division designs and markets blazers, pants, skirts, knit tops and blouses to be sold as separates. The Kasper and Company ASL-Registered Trademark- Sportswear division uses fabrics of similar quality as those used for the suits, maintaining the consistency of excellent fit and quality tailoring. Sales of Kasper and Company
ASL-Registered Trademark- Sportswear, as a percentage of the Company's net domestic wholesale sales, for the 1996, 1997 and 1998 fiscal years were approximately 10.6%, 11.8% and 8.3%, respectively. The retail price for garments sold under the Kasper and Company ASL-Registered Trademark- Sportswear brand name is $49 to $198.

    NINA CHARLES-TM-

    Nina Charles-TM- for Kasper ASL, also known for its consistency in quality and fit, is a better priced knitwear division comprised of two distinct product classifications: "better" knit dresses and "better" knit sportswear/separates. Both product lines are designed with a modern approach to career dressing. The styles are current but avoid fashion extremes. In analyzing the performance of the knitwear division and its capital and operational requirements, the Company decided to discontinue the Nina Charles-TM- label at wholesale in the United States for the Fall 1998 season. The Company will continue to market the label in its retail stores and in Canada and Europe.

DESIGN

    The Company designs its products based on seasonal plans that reflect prior seasons' experience, current design trends, economic conditions and management's estimates of the product's future performance. Product lines are developed primarily for the two major selling seasons, spring and fall. The Company also produces lines for the transitional periods within these seasons. As "seasonless" fabrics become increasingly popular in women's apparel, the Company has integrated these fabrics into its product lines.

    The average lead-time from the selection of fabric to the production and shipping of finished goods ranges from approximately eight to nine months. Although the Company retains significant flexibility to change production scheduling, production for other than private label goods begins before the Company has received customer orders.

    The Company's design teams travel around the world to select fabrics and colors, and stay abreast of the latest trends and innovations. In addition, the Company monitors the sales of its products to determine changes in consumer trends. In-house designers use a computer-aided design ("CAD") system to customize designs. The Company's designers meet regularly with the piece good and sales departments to review design concepts, fabrics and styles.

    Each of the Company's product lines has its own design team which is responsible for the development and coordination of the product offerings within each line. Once colors and fabrics are selected, production and showroom samples are produced and incorporated into the product line, and the design and sourcing departments begin to develop preliminary production samples. After approval of the samples, production begins. As a line of products is being finalized, customer reaction is evaluated and samples are modified as appropriate.

    After production samples are approved for production, various patterns that will be used to cut the fabric are produced by the Company's team of experienced pattern makers. This process is aided by the use of a computerized marker and grading system.

MANUFACTURING

    Apparel sold by the Company is manufactured in accordance with its design, detailed specification and production schedules. In May 1998, the Company began production in its own manufacturing facility in China. Finished goods produced in the Company's China factory accounted for less than 2.0% of total finished goods production during 1998. The Company primarily contracts for the cutting and sewing of its garments with over 30 contractors located principally in Taiwan, the Philippines, Hong Kong and China. Purchases of finished goods from the Company's four major contractors accounted for 28.4%, 11.1%, 11.0% and 10.8%, respectively, of the Company's total finished goods purchases in 1998. The Company schedules work with its contractors so that each factory, or at least one floor of each factory, is dedicated 100% to the Company's products, thereby ensuring quality control and continuous flow of merchandise. The Company believes that outsourcing allows it to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory build-ups and costs of managing a large production work force. The Company's production and sourcing staffs in Hong Kong, Taiwan and the Philippines oversee all aspects of apparel manufacturing and production, including quality control, as well as researching and developing new sources of supply. Although the Company does not have any long-term agreements with any of its manufacturing contractors it has had long-term mutually satisfactory relationships with its four principal contractors and has engaged each of them for more than 15 years. The Company allocates product manufacturing among contractors based on the contractors' capabilities, the availability of production capacity and quota, quality, pricing and flexibility in meeting changing production requirements on relatively short notice. The Company is able to maintain low cost production through high unit volume and captive manufacturing facilities as it has products manufactured 52 weeks per year.

    In order to ensure the continuous flow of current merchandise, the Company maintains an inventory of piece goods in base cloths and colors at its Hong Kong facility, as well as at various contractors. This enables the Company to manufacture its products on a consistent basis, keeping manufacturing facilities busy during the slower time periods thus freeing up these facilities for manufacture of the more recently designed products with a lesser lead time. By keeping a steady flow of production to its contractors, the Company is able to retain its dominant position in the contractors' facilities and allow for the continuous flow of its product.

QUALITY CONTROL

    The Company's comprehensive quality control program is designed to ensure that purchased piece goods and finished goods meet the Company's exacting standards. The Company monitors the quality of its fabrics and approves "strike-offs" prior to the production of such fabrics. Production samples are submitted to the Company for approval prior to production. The Company maintains a quality control staff who, in addition to the contractors' own quality control staff, inspect prototypes of each garment before production runs are commenced, and perform random in-line quality control checks during production and after production before the garments leave each contractor's premises. In addition, inspectors perform quality control at the Company's distribution center in New Jersey, where each style is measured against detailed specifications, and each garment undergoes a sewing, button and thread inspection and is then steamed in a state-of-the-art steam tunnel and pressed. Garments are selected at random from shipments received in the distribution center and sent to New York for inspection and approval by production and sales staff before shipment. The Company believes that its policy of inspection at the offshore contractors' facilities, together with the inspection and refinishing at its distribution center, are essential to maintaining the quality and reputation that its garments enjoy.

    The Company permits garments to be returned for credit by its customers for defective merchandise, incorrect shipments and/or late/early shipments only. Average total returns of the Company's products for the 1996, 1997 and 1998 fiscal years were less than 2.0% of net sales.

SUPPLIERS

    Generally, the raw materials required for the manufacturing of the Company's products are purchased directly by the Company. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn. Purchases from the Company's four major suppliers, accounted for 25.7%, 25.4%, 5.8% and 5.0%, respectively, of the Company's total purchases of raw materials for 1998. The Company's transactions with its suppliers are based on written instructions issued by the Company from time to time and, except for these instructions, the Company has no written agreements with its suppliers. However, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

DISTRIBUTION

    The Company operates a 300,000 square foot distribution and refinishing center in Secaucus, New Jersey. To ensure that each of its retail customers receives the merchandise ordered in excellent condition, all apparel produced for the Company is processed through the Company's distribution center before delivery to the retail customer. No merchandise is drop-shipped directly from the contractor to the customer.

    The Company sells approximately 96% of its products within the United States. The Company distributes its products through approximately 1,400 department stores and specialty retail accounts throughout the United States and Canada representing approximately 2,000 locations. Department stores accounted for approximately 72%, 75% and 74% of the Company's sales for the 1996, 1997 and 1998 fiscal years, respectively. Federated Department Stores, May Merchandising Co. and Dillards Department Stores accounted for approximately 20%, 19% and 17% of total sales, respectively. Sales to any individual divisional unit of either Federated Department Stores, May Merchandising Co. and Dillards Department Stores did not exceed 12.8% of sales. While the Company believes that purchasing decisions are generally made independently by each department store, in some cases the trend may be toward more centralized purchasing decisions. The Company's 10 largest customers accounted for approximately 76% of the Company's total sales during 1998. A decision by one or more of such substantial customers, whether motivated by fashion concerns, financial issues or difficulties, or otherwise, to decrease the amount of merchandise purchased from the Company or to cease carrying the Company's products could materially adversely affect the financial condition and operations of the Company.

    The Company has a direct sales staff in the United States of 56 sales employees, of which 38 are located in New York and 18 are located in Dallas, Texas. The Dallas sales staff consists of 3 full-time employees and 15 part-time employees. All sales personnel are salaried. The Company also uses commissioned agents at three regional showrooms in the United States. In addition, senior management is actively involved in selling to major accounts. Products are marketed to department stores and specialty retailing customers during the "market weeks," which are generally four to six months in advance of the five corresponding industry selling seasons. The Company also has a sales office in London comprised of 6 full-time and 2 part-time employees.

    The Company employs a cooperative advertising program with its major retail accounts, whereby it contributes to the cost of its retail accounts' advertising programs. An important part of the marketing process includes prominent displays of the Company's products in retail accounts' sales brochures.

    The Company expects that its continuing emphasis on its retail relationships with strong in-store marketing support will enable it to secure broad retail distribution for its new and expanding apparel lines with good in-store placement. The Company's retail relationships are long-standing, at senior retail management levels. In 1993, the Company began implementing its in-store Kasper ASL-Registered Trademark- shops, which average 800 square feet and dominate the retail floor with presentation of an in-depth Kasper
ASL-Registered Trademark- suit line. The Company provides all of the necessary fixtures in return for store commitments on location and average inventory levels. At January 2, 1999, the Company had 689 in-store shops. The Company plans to continue to expand this program to stores that historically have had strong Kasper-Registered Trademark- sales and are willing to provide prominent floor placement and commit to minimum average inventory levels.

    The Company maintains a staff of 9 regional account managers ("Regional Managers") who service the department stores carrying the Company's products, focusing principally on the Kasper ASL-Registered Trademark- suit line. The regional team acts as a liaison between the New York office and retail accounts ensuring implementation of financial plans and pricing strategies, maximizing sales through extensive trend, sales and stock analyses. In addition, the Regional Managers continually visit each of their assigned stores throughout the year to: provide assistance in negotiating prime real estate; manage and motivate the selling specialists; conduct training seminars; provide merchandising assistance; and interact with and assist the store's customers both informally and at fashion shows organized by the Regional Managers. Through monthly written analyses and standardized spreadsheets, the Regional Managers document opportunities and challenges to optimize sales and margin.

    Of the approximately 2,000 stores that carry the Company's products, Regional Managers track approximately 560 of the largest locations which, in fiscal 1998, aggregated approximately 70% of the Kasper-Registered Trademark-suit sales. Approximately 165 selling specialists, at the highest volume Kasper-Registered Trademark- in-store boutiques, also report weekly to the Company on sales and inventory positions. Although these selling specialists are store employees, they are trained by the Company and can earn
Kasper-Registered Trademark- suits from the Company as incentive bonuses for above average performance and by providing feedback via monthly reports to the Regional Managers. The Company expects to continue to increase the number of selling specialists as it identifies motivated sales people who are willing to assume additional responsibilities. The Company believes that this in-house marketing support is instrumental in maintaining its competitive position.

MARKETING

    The Company believes that the women's suit category will continue to grow notwithstanding the "casualization" of dress in the workplace. More women are entering the workforce and the current fashion cycle seems to favor structured apparel. The Company's principal retail customers, the department and specialty stores, are continuing to invest in women's suits because this category is strategically important as a destination department for career women and other women desiring structured, versatile apparel. The Company's growth in the suit category has been assisted by its ability to bring its goods to the forefront of the store by increasing and updating its in-store shops and have been further enhanced by the development of certain areas of its business including petite sizes, increasing emphasis on pantsuits and seasonless fabrics.

    The Company's marketing strategy is to maintain and grow its suit business, while continuing to extend its presence in women's apparel by focusing on those competitive advantages that have made it the leading marketer of women's suits. The Company believes that its strong Kasper-Registered Trademark- brand name, coupled with its continuous emphasis on excellent fit, high quality and excellent price-to-value relationship, will enable it to expand consumer acceptance of its Kasper-Registered Trademark- dresses and sportswear lines.

    The Company's business strategy is directed at maintaining and enhancing its position as a leader in the United States women's suit market. The Company plans to introduce new products and expand its retail operations. The major elements of the Company's business strategy are as follows:

    OFFER QUALITY CAREER WEAR AT REASONABLE PRICE POINTS

    The Company's products are well recognized for their consistent superior quality and fit at prices that offer value to the consumer. The Company intends to continue the evolution of this process whereby the Company's designers work closely with its merchandising, sales and production teams to offer a product that is consistent in quality and fit, season after season, and reflects current fashion influences.

    INCREASE STORE PENETRATION

    The Company distributes its products through approximately 2,000 department and specialty stores throughout the United States. The Company believes that it has opportunities for increased store penetration in the Kasper-Registered Trademark- dresses and sportswear labels. At the same time, the Company feels it can expand its penetration of the Kasper-Registered Trademark- suit label through increased use of in-store shops throughout the department store channel. In order to build and enhance its brands, as well as to maximize sales, the Company has and will continue to increase steadily the number of such in-store shops, which now total 689. To continue to enhance profitability, the Company is focusing attention on the most profitable locations in major department and specialty stores.

    CONTINUE RETAIL STORE EXPANSION

    The Company plans to expand its retail outlet store business by adding several new outlet stores over the next several years. As of January 2, 1999, the Company had 58 retail outlet stores throughout the United States. These stores have provided the Company with an additional distribution channel at favorable profit margins, and take advantage of the consumer trend toward shopping in outlet stores. In addition, the Company is exploring the opening of one or more full price retail outlet stores in key markets, such as New York, Chicago and San Francisco. The full price stores would be a showcase for the Company's products that would give additional credence to the Company's licensing efforts and brand awareness.

    DEVELOP NEW LICENSING OPPORTUNITIES

    The Company currently has several licensing agreements in place for the Kasper-Registered Trademark- and Nipon-Registered Trademark- trade names and is continually seeking additional licensing opportunities. During 1998, the Company entered into new licensing agreements for the manufacture and distribution of women's blouses, coats and outerwear under the Kasper-Registered Trademark-name. In 1998, the Company received approximately $850,000 in licensing income.

    EXPAND PRODUCT LINE OFFERINGS

    Over the years, the Company has added new product lines such as Le Suit-TM-to counteract the retailers trend to private label. It has also added the b. bennett-TM- line of suits, catering to the younger woman, in Spring 1997. The Company will continue to explore new opportunities for its existing brands as well as new brands, while seeking potential acquisitions of complimentary brands.

    These strategies are supported by compelling and targeted advertising initiatives designed to enhance and build on the Company's brand names. In 1998, the Company initiated an institutional advertising program that included VOGUE, BRITISH VOGUE, GLAMOUR, IN STYLE AND W. The ads also appear on phone kiosks, buses and selected billboards in New York. This advertising program enhances the power of the Kasper-Registered Trademark- brand, which, in turn, can benefit both in-store sales and licensing efforts.

RETAIL OUTLET STORES

    In July 1995, the Company commenced its retail outlet store program to establish another distribution channel for its products and to take advantage of the current consumer trend towards shopping at "company outlet" stores. At January 2, 1999, the Company operated 58 retail outlet stores which represented approximately 7.1%, 12.4% and 14.8% of total net sales for the 1996, 1997 and 1998 fiscal years, respectively. These stores, which stock current line merchandise, are generally located in an outlet center mall where other women's apparel companies have established retail outlet stores. The Company believes the retail outlet stores help develop customer awareness of the Company's brand names while allowing management to control the price range of its products. The Company currently has retail locations in Secaucus, New Jersey, Franklin Mills, Pennsylvania, Worcester, Massachusetts, Central Valley, New York, Dawsonville, Georgia, Martinsburg, West Virginia, Clinton, Connecticut, Lancaster, Pennsylvania, Vero Beach, Florida, Howell, Michigan, Ontario, California, Orlando, Florida, Burbank, Ohio, Michigan City, Indiana, Grove City, Pennsylvania, Camarillo, California, Gaffney, South Carolina, Jackson, New Jersey, Waterloo, New York, Riverhead, New York, Williamsburg, Virginia, Chattanooga, Tennessee, Hilton Head, South Carolina, Prince William, Virginia, Myrtle Beach, South Carolina, Reading, Pennsylvania, Sevierville, Tennessee, Birch Run, Michigan, Kittery, Maine, Commerce, Georgia, Tannersville, Pennsylvania, Folsom, California, Woodbury, Minnesota, Lebanon, Tennessee, Wrentham, Massachusetts, Blowing Rock, North Carolina, St. Augustine, Florida, Hagerstown, Maryland, Gurnee, Illinois, Destin, Florida, Ellenton, Florida, Sunrise, Florida, Foley, Alabama, Gonzalez, Louisiana, Leesburg, Virginia, Osage Beach, Missouri, Flemington, New Jersey, Gainesville, Texas, Hillsboro, Texas, San Marcos, Texas, Castle Rock, Colorado, Pleasant Prairie, Wisconsin, Jeffersonville, Ohio, Edinburgh, Indiana, Lake Elsinore, California, Las Vegas, Nevada, Napa, California, Gilroy, California, and Lee, Massachusetts.

INTERNATIONAL OPERATIONS

    The Company's wholesale business includes two wholly owned subsidiaries, Kasper Holdings Inc. and Kasper A.S.L. Europe, Ltd., (collectively referred to as "International"). Kasper Holdings Inc. owns 100% of Kasper Canada ULC which is a 70% owner of Kasper Partnership, a Canadian Partnership through which the Company conducts sales and distribution activity in Canada. Kasper A.S.L. Europe, Ltd. operates a sales office in London, England, where it sells the Company's products to retailers and distributors throughout the European continent. International sales as a percentage of total net wholesale sales for the 1996, 1997 and 1998 fiscal years were approximately 0.8%, 1.1% and 3.6%, respectively.

TRADEMARKS

    The Company is the holder of several registered marks in the United States, including Kasper-Registered Trademark-, Kasper ASL-Registered Trademark-, Kasper II-Registered Trademark-, Kasper ASL Petite-Registered Trademark-, Kasper and Company-Registered Trademark-, Kasper and Company Petite-Registered Trademark-, Kasper Dress-Registered Trademark-, Kasper Dress Petite-Registered Trademark-, Albert Nipon-Registered Trademark-, Nipon Boutique-Registered Trademark-, Executive Dress by Albert Nipon-Registered Trademark-, Nipon
Night-Registered Trademark-, Albert Nipon Suits-Registered Trademark-, Nipon Studio-Registered Trademark- (collectively, the "Marks"). The Company believes its ability to market its products under the Marks is a substantial factor in the success of the Company's products. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights. The Company believes that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by the Company to establish and protect its trademarks, including the Marks, and other proprietary rights, will prevent imitation of its products or infringement of its intellectual property rights by others, or prevent the loss of revenue or other damages caused thereby. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that one or more parties will not assert infringement claims against the Company; the cost of responding to any such assertion could be significant, regardless of whether the assertion is valid.

IMPORTS AND IMPORT RESTRICTIONS

    The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad.

    The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, South Korea, and Hong Kong. These agreements, which have been negotiated bilaterally either under the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, and other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. These agreements also allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements, are not currently subject to specified limits. The Company's imported products are also subject to United States customs duties which comprise a material portion of the cost of the merchandise. A substantial increase in customs duties could have an adverse effect on the Company's operating results.

    The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of overseas offices, allocation of production to merchandise categories where more quota is available and shifting production among countries and manufacturers.

    The Company's imported products are also subject to United States custom duties and duties imposed in the ordinary course of business. The United States and the other countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's operations and its ability to continue to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

    Because the Company's foreign manufacturers are located at significant distances from the Company, the Company is subject to greater lead time for orders manufactured overseas, which reduces the Company's manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States. These costs are generally offset by the lower labor costs.

    In addition to the factors outlined above, the Company's future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

BACKLOG

    As of March 1, 1999, the Company had unfilled customer orders of approximately $84.9 million, compared to approximately $97.5 million of such orders at March 1, 1998. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

COMPETITION

    Competition is strong in the areas of the fashion industry in which the Company operates. The Company competes with numerous designers and manufacturers of apparel and accessory products, domestic and foreign, none of which accounts for a significant percentage of total industry sales, but some of which are significantly larger and have substantially greater resources than the Company. The Company's business depends, in part, on its ability to shape and stimulate consumer tastes and demands by producing innovative, attractive, and exciting fashion products, as well as its ability to remain competitive in the areas of design, quality and price.

    The Company competes primarily on the basis of consistency of quality and fit, design, diversity of its product lines and service to its retail customers. The Company's principal competitors are Seville, Jones New York, Bicci and Liz Claiborne and department stores' private labels. The Company believes that its competitive advantages at the customer and retail levels have served to modulate its competition in the "upper moderate" women's suit category. These competitive advantages include excellent quality and consistent fit of the garments with high price-to-value relationship, long-standing relationships with fabric suppliers, low-cost but high-quality production through high unit volume and captive contract manufacturing facilities, and long-standing relationship with retailers.

EMPLOYEES

    At January 2, 1999, the Company had approximately 1,012 employees in the United States including 704 full-time employees and 308 part-time employees. Of the 704 full-time employees, approximately 85 are employed in executive, managerial, administrative, clerical and office positions, approximately 96 in design, 241 in distribution, 104 in production, 41 in sales and marketing and 137 in retail sales. Of the 308 part-time employees, approximately 293 are employed in the Company's retail outlet stores and 15 in the Dallas showroom. Approximately 317 of the Company's 1,012 employees are members of UNITE (the Union of Needle Trade, Industrial and Textile Employees), which has a 3-year labor agreement with the Company expiring on May 31, 2000. The Company considers its relations with its employees to be satisfactory. In addition, the Company employs 6 full-time and 2 part-time employees in the United Kingdom, as well as 510 employees in the Far East.

RECENT TRANSACTIONS

    On March 16, 1999, the Company issued a joint press release with Anne Klein Company LLC ("Anne Klein") announcing, among other things, that the Company and Anne Klein signed a definitive agreement for the Company to purchase Anne Klein's trademarks and selected related assets (the "Purchase Transaction"). The Company and Anne Klein also jointly announced the signing of a licensing agreement under which Anne Klein granted to the Company an exclusive, international license for ANNE KLEIN-Registered Trademark- women's and girl's sportswear, suits and dresses under the ANNE KLEIN-Registered Trademark-, ANNE KLEIN II-Registered Trademark- and A LINE ANNE KLEIN-TM- trademarks. Completion of the Purchase Transaction and the licensing agreement are subject to obtaining certain required regulatory and other consents and approvals. Completion of the Purchase Transaction is also subject to attaining financing for the trademark acquisition.

ITEM 2. PROPERTIES

    The Company's principal executive office, warehousing and distribution facilities are located in a 289,894 square foot facility located in Secaucus, New Jersey. The Company leases its headquarters facility from Import Hartz Associates. The lease, which expires in February 2007, requires an annual average base rent payment of approximately $1.4 million during the term of the lease.

    In September 1998, the Company moved into a new 41,000 square foot sales, production and design office located in New York, New York. The Company leases the space from Green 1412 Broadway, LLC. The lease, which expires in February 2008, provides for an average annual base rent payment of approximately $976,000.

    At January 2, 1999, the Company operated 58 retail outlet stores. The majority of all the new stores are leased under five-year leases. The average store size is approximately 2560 square feet, ranging from a minimum of 1500 square feet to a maximum of 3350 square feet.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 1998 (as hereinafter defined), no matter was submitted to a vote of the Company's security holders by means of solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock had been quoted in the over-the-counter market under the symbol "SASX" from June 4, 1997, when the Company emerged from bankruptcy as a separate stand-alone entity as a result of the Reorganization, until August 7, 1998, at which time the Company's Common Stock commenced trading on the Nasdaq National Market-Registered Trademark- under the symbol "KASP." The high and low prices for the Company's Common Stock for each quarter from inception, June 4, 1997 are set forth below. The prices (i) from June 4, 1997 until August 7, 1998 reflect the high asked and low bid prices for the Common Stock as provided by www.pcquote.com and reflect interdealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions, and (ii) after August 7, 1998, reflect the high and low sales price for the Common Stock.

           PERIOD                                                                  HIGH        LOW
           --------------------------------------------------------------------  ---------  ---------
1997       Second Quarter......................................................  $18        $12 3/4
           Third Quarter.......................................................  17 1/2     13 3/4
           Fourth Quarter......................................................  15 1/8     11

1998       First Quarter.......................................................  $13 1/2    $11 3/8
           Second Quarter......................................................  14 1/2     11
           Third Quarter.......................................................  14         7 1/2
           Fourth Quarter......................................................  8          4 1/2

    As of March 26, 1999, there were 1296 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company and repay outstanding debt. In addition, certain of the Company's agreements with lending institutions limit the Company's ability to declare any dividends for the duration of such agreements.

ITEM 6. SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated/Combined Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report. The selected consolidated financial information for the seven months ended January 3, 1998 and the fiscal year ended January 2, 1999 is derived from the Company's audited Consolidated Financial Statements. The selected combined financial information for each of the three years in the period ended December 28, 1996 and for the five months ended June 4, 1997 is derived from the Company's audited Divisional Combined Financial Statements for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996 and for the five months ended June 4, 1997.

               SELECTED CONSOLIDATED/COMBINED FINANCIAL DATA (1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         REORGANIZED
                                                   PREDECESSOR COMPANY                   COMPANY (3)
                                                                           FIVE       SEVEN
                                                                          MONTHS     MONTHS    FISCAL YEAR
                                            FISCAL YEARS ENDED (2)         ENDED      ENDED     ENDED (2)
                                        -------------------------------  ---------  ---------  -----------
                                        DEC. 31,   DEC. 30,   DEC. 28,    JUNE 4,    JAN. 3,     JAN. 2,
                                          1994       1995       1996       1997       1998        1999
                                        ---------  ---------  ---------  ---------  ---------  -----------
STATEMENT OF OPERATIONS DATA:
Net sales.............................  $ 250,748  $ 279,974  $ 311,550  $ 136,107  $ 175,602   $ 312,089
Cost of Goods Sold....................    180,192    207,161    238,268    101,479    127,784     219,060
Gross profit..........................     70,556     72,813     73,282     34,628     47,818      93,029
Selling, general and administrative
  expenses (1)........................     42,010     49,604     50,263     23,374     31,802      61,984
Amortization of reorganization asset
  (4).................................         --         --         --         --      1,902       3,258
Depreciation and amortization (5).....      1,486      2,033      2,238      1,191      2,836       5,344
Interest and financing costs..........        450        525      1,634        667      9,358      16,981
Income before taxes...................     26,610     20,651     19,147      9,396      1,920       5,462
Provision for income taxes (6)........     10,644      8,260      7,659      3,758        948       2,292
                                        ---------  ---------  ---------  ---------  ---------  -----------
Net income............................  $  15,966  $  12,391  $  11,488  $   5,638  $     972   $   3,170
                                        ---------  ---------  ---------  ---------  ---------  -----------
                                        ---------  ---------  ---------  ---------  ---------  -----------
Net income per share (7)..............         --         --         --         --  $    0.14   $    0.47
Weighted average number of shares
  outstanding (7).....................         --         --         --         --      6,800       6,800
Ratio of Earnings to Fixed
  Charges(9)..........................       60:1       40:1       13:1       15:1      1.2:1       1.3:1
OTHER FINANCIAL DATA:
Income before interest, taxes,
  depreciation and amortization.......  $  28,546  $  23,209  $  23,019  $  11,254  $  16,016   $  31,045
Cash Flows from Operating
  Activities..........................                                                            (16,041)
Cash Flows from Investing
  Activities..........................                                                             (5,690)
Cash Flows from Financing
  Activities..........................                                                              7,569

                                                                                 AS OF:
                                                 -----------------------------------------------------------------------
                                                  DEC. 31,    DEC. 30,    DEC. 28,    JUNE 4,     JAN. 3,      JAN. 2,
                                                    1994        1995        1996        1997        1998        1999
                                                 ----------  ----------  ----------  ----------  ----------  -----------
BALANCE SHEET DATA:
Working Capital................................  $   87,428  $  109,671  $  127,900  $  101,264  $  100,876   $ 116,011
Reorganization value in excess of identifiable
  assets.......................................          --          --          --          --      63,279      60,980
Total Assets...................................     127,931     162,109     172,881     147,050     260,656     269,358
Long-term Debt (8).............................          --          --          --          --     110,000     117,569
Shareholders' Equity (8).......................  $  109,563  $  135,601  $  157,204  $  132,363  $  120,958   $ 124,050

------------------------

(1) The Selected Consolidated/Combined Financial Data presented above has been prepared to show the Company as a freestanding entity apart from Leslie Fay. Until 1996, the Company was totally dependent upon Leslie Fay for all administrative support, including accounting, credit, collections and legal support. As such, the financial statements reflect an allocation of Leslie Fay's administrative expenses to the Company.

(2) The change in the fiscal year-end from year to year is based on the Company's internal policy to close the fiscal year-end on the Saturday closest to December 31 of each year. As such, data for the fiscal years ended December 31, 1994, December 30, 1995, December 28, 1996, January 3, 1998 and January 2, 1999 include the Company's results of operations for 52, 52, 52, 53 and 52 weeks, respectively.

(3) The Company has accounted for the reorganization using the principles of "fresh start" reporting as required by AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Pursuant to such principles, in general, the Company's assets and liabilities were revalued. Therefore, due to the restructuring and implementation of "fresh start" reporting, the consolidated financial statements for the reorganized company (starting June 4, 1997) are not comparable to the combined financial statements of the predecessor company.

(4) For "fresh start" reporting purposes, any portion of the Company's reorganization value not attributable to specific identifiable assets is reported as "reorganization value in excess of identifiable assets." This asset is being amortized over a 20-year period beginning June 4, 1997.

(5) Included in Depreciation and Amortization for the seven month period ended January 3, 1998 and the fiscal year ended January 2, 1999 is the amortization of trademarks and bank fees.

(6) As a division of Leslie Fay, the Company was not subject to Federal, State and Local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the historical financial statements reflects the rate that would have been applicable had the Company been an independent entity. Provisions for deferred taxes were not reflected on the Company's books but were reflected on the books and records of Leslie Fay. Going forward, the Company has recorded deferred taxes in accordance with the provision of Statement of Accounting Standards Number 109, Accounting for Income Taxes.

(7) Due to the implementation of the Reorganization and fresh start accounting, per share data for the predecessor company have been excluded as they are not comparable.

(8) Pursuant to the Reorganization Plan, the Company issued $110 million in Senior Notes and 6,800,000 shares of Common Stock of the Company to the former creditors of Leslie Fay. Prior to the Reorganization, the Company operated as a division of Leslie Fay. As such, the Shareholders' Equity as reported was the Company's divisional equity as of the respective date.

(9) For purposes of calculating the ratio of earnings to fixed charges, earnings are determined by adding fixed charges and provision for income taxes to net income. Fixed charges consist of total interest expense for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS AND NOTES THERETO. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH AT THE END OF THIS ITEM.

OVERVIEW

    The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 1994, 1995, 1996, 1997 and 1998 ended on December 31, 1994 ("fiscal 1994"), December 30, 1995 ("fiscal 1995"), December 28, 1996 ("fiscal 1996"), January 3, 1998 ("fiscal 1997"), and January 2, 1999
("fiscal 1998"), respectively.

    On June 4, 1997, the Company was separated from Leslie Fay, in accordance with the Reorganization Plan approved by the Bankruptcy Court. On that date, all assets and corresponding liabilities associated with the operation of the Sassco Fashions Division, including the Nipon trademarks, were sold to the Company. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay, from the time it was acquired by Leslie Fay in 1980. The Company received the assets and liabilities of the former Sassco Fashions Division of Leslie Fay as part of the Reorganization Plan of Leslie Fay. In the aggregate, $249.6 million of assets, subject to $19.6 million of liabilities, were sold by Leslie Fay to the creditors in satisfaction of creditor claims of like amount. The Company in turn transferred to the creditors 6,800,000 shares of Common Stock with a market value of $120 million and Senior Notes with an aggregate principal amount of $110 million in exchange for the net assets.

    The Company is one of the largest marketers and manufacturers of career women's suits in the United States. The Company also markets career dresses, sportswear and knitwear. The Company has grown through the extension of existing product lines, the introduction of new brands and the expansion of its retail outlet operations.

    The accompanying audited financial statements have been prepared to show the Company as a freestanding entity apart from Leslie Fay. Until 1996, the Company was totally dependent upon Leslie Fay for all administrative support, including, without limitation, accounting, credit, collections, and legal support. As such, the financial statements reflect an allocation of Leslie Fay administrative expenses to the Company.

    As a division of Leslie Fay, the Company was not subject to federal, state and local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the historical financial statements reflects the rate that would have been applicable, had the Company been independent. Provisions for deferred taxes were not reflected on the Company's books, but were reflected on Leslie Fay's books and records. Going forward, the Company has recorded deferred taxes in accordance with the provision of Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."

    On June 4, 1997, the Company acquired the trade name
Kasper-Registered Trademark- from Forecast Designs, Inc., a company owned by Herbert Kasper, for $6 million. Prior to June 4, the Company paid royalties for the use of the Kasper name to Forecast Designs, Inc. In accordance with the agreement, Forecast Designs, Inc. will retain the right to the licensing income from pre-existing licenses, which licenses will be transferred to the Company upon Mr. Kasper's death. The Company will be entitled to 50% of the income generated by any new licenses. Pursuant to the terms of the acquisition agreement, the Company also entered into an Employment, Consulting and Non-Competition Agreement with Herbert Kasper. Such agreement, which has a term of ten years, provides for the payment to Mr. Kasper of $300,000 in annual salary and $7,500 for each 1% by which the gross profits from the Company's sales of Kasper women's apparel, namely suits, dresses and sportswear in each of the six years 1998 to 2003 exceeds the total gross profit derived by the Company from the sale of such products in the year 1995. Under the terms of the Agreement, Mr. Kasper may and has been dedicating his business time to the licensing activities of ASL/K Licensing Corp., which includes meeting with current and prospective licensees of the Kasper brand name. He also participates in marketing trips and is involved in the Company's ad campaigns, reviews competitor's products and meets with prospective wholesale buyers on behalf of the Company. Mr. Kasper may also perform such other tasks as he and Mr. Levine may agree.

    For purpose of comparison, Management's Discussion and Analysis of Financial Condition and Results of Operations for fiscal 1997 reflects the combined results of the predecessor company for five months and the reorganized company for seven months.

RESULTS OF OPERATIONS

                              NET SALES BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)

                                                        FISCAL 1998      %      FISCAL 1997      %      FISCAL 1996      %
                                                        -----------  ---------  -----------  ---------  -----------  ---------
Wholesale.............................................   $ 265,986        85.2%  $ 273,096        87.6%  $ 289,371        92.9%
Retail................................................      46,103        14.8%     38,613        12.4%     22,179         7.1%
                                                        -----------  ---------  -----------  ---------  -----------  ---------
Total sales...........................................   $ 312,089       100.0%  $ 311,709       100.0%  $ 311,550       100.0%

                               EBITDA BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)

                                                        FISCAL 1998      %      FISCAL 1997      %      FISCAL 1996      %
                                                        -----------  ---------  -----------  ---------  -----------  ---------
Wholesale.............................................   $  25,748        82.9%  $  23,027        84.4%  $  21,764        94.5%
Retail................................................       5,297        17.1%      4,243        15.6%      1,255         5.5%
                                                        -----------  ---------  -----------  ---------  -----------  ---------
Total sales...........................................   $  31,045       100.0%  $  27,270       100.0%  $  23,019       100.0%

FISCAL 1998 COMPARED TO FISCAL 1997

    NET SALES

    Net Sales in fiscal 1998 were $312.1 million as compared to $311.7 for fiscal 1997. Wholesale sales decreased to $266.0 million in fiscal 1998 from $273.1 million in fiscal 1997, a drop of $7.1 million or 2.6%. The extra week's wholesale sales in fiscal 1997 were $5.2 million, resulting in an overall decrease of $1.9 million or 0.7% on a comparable 52-week basis. The decision to discontinue the Nina Charles-TM- label at wholesale in the United States for the Fall 1998 season resulted in a reduction in sales of $14.1 million. Sales of Sportswear and Private Label lines declined a combined $19.3 million in fiscal 1998 as a result of continuing competitive pressure in career sportswear and tighter credit policies impacting the private label business. Counteracting these declines in the Company's less formal lines were sharp increases in the more classic, less casual Suit lines, in particular Kasper
ASL-Registered Trademark- and Le Suit-TM-, as well as the Company's Dress line. Sales of Kasper ASL-Registered Trademark- and Le Suit-TM- contributed an additional $23.0 million over fiscal 1997, boosted by sales under the Company's "quick response" program totaling $11.6 million, which increased 82.0% over fiscal 1997. The Dress line added an additional $4.4 million in sales in fiscal 1998, while Nipon-Registered Trademark- and b. bennett-TM- sales remained relatively flat, with a combined increase of approximately $300 thousand. International operations sales totaled $9.6 million in fiscal 1998, an increase of $3.8 million over fiscal 1997.

    Sales at the Company's retail outlet stores ("Retail") increased to $46.1 million in fiscal 1998 from $38.6 million in fiscal 1997, an increase of $7.5 million or 19.4%. The extra week's retail sales in fiscal 1997 amounted to $0.8 million, resulting in an overall increase of $8.3 million on a comparable 52-week basis, due primarily to the net addition of 11 stores in fiscal 1998. Comparable store sales for fiscal 1998 were $36.7 million as compared to $36.5 million for fiscal 1997, an increase of 0.5%, and reflects a general decrease in consumer spending experienced at outlet centers during the second-half of fiscal 1998.

    GROSS PROFIT

    Gross Profit as a percentage of net sales increased to 29.8% for fiscal 1998, compared to 26.4% for fiscal 1997. Wholesale gross profit as a percentage of sales, adjusted for the extra week's sales, increased to 27.8% in fiscal 1998 from 24.8% in fiscal 1997. The improvement over fiscal 1997 can be attributed to lower supply and production costs in fiscal 1998 due to macroeconomic conditions in the Far East and was offset partially by higher markdowns and allowances which reflect the general slowdown in retail sales at the Company's customers' stores.

    Retail gross profit as a percentage of sales, adjusted for the extra week's sales, increased to 41.4% in fiscal 1998 from 39.2% in fiscal 1997. The increase is primarily due to a decrease in markdowns and lower supply and production costs in fiscal 1998 due to macroeconomic conditions in the Far East.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to $62.0 million in fiscal 1998 as compared to $54.1 million in fiscal 1997, adjusted for the extra week, an increase of $7.9 million or 14.6%. Approximately $3.0 million of this increase can be attributed to increased selling, administrative and occupancy costs related to the net addition of 11 retail outlet stores. The consolidation of Kasper Holdings Inc. in 1998 contributed approximately $1.2 million in additional selling, general and administrative expenses along with an increase in other expenses of approximately $500 thousand pertaining to the minority interest. The remaining increase of $3.2 million can be attributed to domestic wholesale operations. Advertising expense increased $1.8 million, primarily as a result of the Company's new advertising campaign that was launched in 1998. Administrative expenses increased by approximately $2.0 million over the prior year due to increased professional and consulting fees relating to the development of a new information system, Year 2000 consulting, and other expenses as a result of becoming an independent, public company. These increases are compensated for in part by decreases in selling expenses as a result of the trademark acquisition and the discontinuance of the Nina Charles-TM- line. Wholesale shipping, production, design and occupancy expenses, as well as International expenses, aside from the consolidation of Kasper Holdings Inc., remained relatively flat, with incremental increases relating to occupancy offsetting decreases elsewhere.

    Selling, general and administrative expenses include the following: (i) design expenses; (ii) production expenses, which include purchasing of raw materials, production planning and scheduling and product costing; (iii) selling and marketing expenses, including showroom sales personnel and sales representatives outside the showroom; (iv) administrative expenses, which include all back office functions such as finance and accounting, human resources, import management, accounts receivable and payable, etc.; (v) advertising expenses; (vi) shipping expenses; and (vii) occupancy expenses, which include costs related to all owned and or leased facilities, including rent, utilities, etc. These expenses are expected to remain stable in the near future with the exception of retail occupancy, selling and administrative expenses related to continued retail expansion.

    Prior to the separation from Leslie Fay, Arthur S. Levine was a principal in two companies, Kerrison Trading Co. ("Kerrison") and Alco Design Associates, Inc. ("Alco") that provided consulting services with regard to design, manufacturing and importation of apparel for the Sassco Fashions Division. Those consulting arrangements ceased as of June 4, 1997. For fiscal 1997, Mr. Levine received $1,487,920 as compensation for such consulting services. Payments totaling $236,000 were made to the two companies in August 1997 for services rendered prior to June 4, 1997. Such payments were included in selling, general and administrative expenses.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") increased to $31.0 million in fiscal 1998 from $27.3 million in fiscal 1997, an increase of $3.7 million or 13.6%. Wholesale EBITDA increased $2.7 million during the period as a result of increased gross profits from the cost benefits gained from Far East macroeconomic conditions and better performance of the Company's products at retail which were partially offset by the increased selling, general and administrative expenses discussed above. Retail, which also benefited from the lower supply and production costs from the Far East, experienced an increase in EBITDA of $1.0 million reflecting the increased sales and associated selling, general and administrative expenses relating to the additional 11 new stores during fiscal 1998, as well as lower markdowns.

    AMORTIZATION OF REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

    As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges in fiscal 1998 totaling approximately $3.3 million as opposed to approximately $1.9 million in fiscal 1997. The increase is attributable to a full year of amortization charges in fiscal 1998 versus only seven months in fiscal 1997.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased to $5.3 million in fiscal 1998 from $4.0 million in fiscal 1997 primarily as a result of the amortization charges associated with the Company's trademarks and bank fees associated with the financing agreement. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges for fiscal 1998 of approximately $1.5 million compared with $850,000 in fiscal 1997. The bank fees are being amortized over the life of the financing agreement, which is three years, beginning June 4, 1997 and resulted in approximately $800,000 of amortization charges for fiscal 1998 versus approximately $470,000 in fiscal 1997. These increases are primarily attributable to a full year of bank fee and trademark amortization charges in fiscal 1998 versus only seven months in fiscal 1997. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 1998.

    INTEREST AND FINANCING COSTS

    Interest and financing costs increased to $17.0 million in fiscal 1998 from $10.0 million in fiscal 1997, an increase of $7.0 million. The increase is primarily attributable to the full year's interest expense in fiscal 1998 on the $110 million in Senior Notes, which were issued on June 4, 1997 versus only seven months in fiscal 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes totaled $14.0 million for fiscal 1998 compared to approximately $8.2 million in fiscal 1997. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts a premium will be required to be paid.

    The Company assumed from Leslie Fay a factoring/financing agreement with Heller Financial, Inc. ("Heller"). The agreement was for the sole purpose of supporting the Sassco Fashions Division. The agreement had a two-year term expiring in February 1998. It provided for Heller to act as the credit and collection arm of the Company. The Company would receive funds from Heller as the receivables were collected. Any amounts unpaid after 120 days would be guaranteed and paid to the Company by the factor. The cost was .4% for the first $240 million in sales and
 .35% for sales above that amount. The agreement was amended in January 1998 to add an additional 18 months to the term of the arrangement and lower the rate to
 .35% for the first $250 million in sales and .3% on the excess over that amount. Expenses related to the agreement totaled approximately $1.1 million and $1.2 million for fiscal 1998 and fiscal 1997, respectively.

    INCOME TAXES

    Provision for income taxes was $2.3 million in fiscal 1998. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes. Income taxes for the periods ended June 4, 1997 and prior were computed using the effective tax rate that would have been applicable, had the Company been an independent entity.

FISCAL 1997 COMPARED TO FISCAL 1996

    NET SALES

    Net Sales in fiscal 1997 were $311.7 million as compared to $311.6 for fiscal 1996. Wholesale sales decreased to $273.1 million in fiscal 1997 from $289.4 million in fiscal 1996, a drop of 5.6%. The extra week's wholesale sales in fiscal 1997 were $5.2 million, resulting in an overall decrease of $21.5 million on a comparable 52-week basis, which was in line with the Company's plans to reduce production in fiscal 1997 in order to avoid the excess inventory situation which occurred in fiscal 1996. The reductions spanned the Company's product lines, but were more prevalent in the Dress and Private Label lines which decreased 22.6% and 39.4%, respectively, from the prior year. In addition, there were sales of the Nina Charles-TM- knitwear line totaling $4.5 million in the first half of fiscal 1997 and $3.7 million of sales of the b. bennett-TM-line for the full year of fiscal 1997, as compared to no sales in the same respective periods in fiscal 1996. The Company has decided to discontinue marketing the Nina Charles-TM- brand name for wholesale in the United States beginning with the Fall 1998 season.

    Retail sales increased to $38.6 million in fiscal 1997 from $22.2 million in fiscal 1996, an increase of 74.1% due primarily to the net addition of 8 stores in fiscal 1997. The extra week's retail sales in fiscal 1997 amounted to $0.8 million, resulting in an overall increase of $15.6 million on a comparable 52-week basis. Comparable store sales for fiscal 1997 were $23.4 million as compared to $20.6 million for fiscal 1996, an increase of 13.6%.

    GROSS PROFIT

    Gross Profit as a percentage of net sales increased to 26.4% for fiscal 1997, compared to 23.5% for fiscal 1996. The improvement over fiscal 1996 can be attributed to the higher percentage of retail sales as well as the improved performance at the wholesale level. Wholesale gross profit as a percentage of sales, adjusted for the extra week's sales, increased to 24.8% in fiscal 1997 from 22.0% in fiscal 1996 as a result of lower markdowns given to dispose of less merchandise at close-out prices. The better margins were primarily attributed to the Dress and Suit lines, which increased 10.9% and 5.1%, respectively.

    Retail gross profit as a percentage of sales, adjusted for the extra week's sales, increased to 39.2% in fiscal 1997 from 38.6% in fiscal 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to $55.2 million in fiscal 1997 as compared to $50.3 million in fiscal 1996, an increase of $4.9 million or 9.7%. The increase was primarily attributed to an extra week of selling, general and administrative expenses, which totaled approximately $1.4 million; and increased selling and occupancy costs related to the net addition of 8 retail outlet stores of approximately

$1.8 million and $1.6 million, respectively. Wholesale selling, general and administrative expenses remained relatively flat, with incremental increases relating to occupancy offsetting decreases in direct expenses as a result of the reduction in sales.

    For fiscal 1996 and fiscal 1997, Mr. Levine received $3,402,642 and $1,487,920, respectively, as compensation for consulting services. Payments totaling $236,000 were made to the two companies in August 1997 for services rendered prior to June 4, 1997. Such payments were included in selling, general and administrative expenses.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    EBITDA increased to $27.3 million in fiscal 1997 from $23.0 million in fiscal 1996, an increase of $4.3 million or 18.7%. Wholesale EBITDA increased $1.3 million during the period as a result of lower markdowns given to dispose of less merchandise at close-out prices. Retail EBITDA increased $3.0 million reflecting the increased sales and associated selling, general and administrative expenses relating to the additional 8 new stores during fiscal 1997.

    AMORTIZATION OF REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

    As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for fiscal 1997 totaling $1.9 million representing seven months amortization of the reorganization asset.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased to $4.0 million in fiscal 1997 from $2.2 million in fiscal 1996 as a result of the amortization charges associated with the trademarks and bank fees associated with the new financing. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges for fiscal 1997 of $850,000 for the seven months. The bank fees are being amortized over the life of the financing, which is three years, and resulted in $471,000 of amortization charges for fiscal 1997. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 1997.

    INTEREST AND FINANCING COSTS

    Interest and financing costs increased to $10.0 million in fiscal 1997 from $1.6 million in fiscal 1996, an increase of approximately $8.4 million. The increase is primarily attributable to the seven month's interest expense on the $110 million in Senior Notes, which were issued on June 4, 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for the seven months totaled $8.2 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts a premium will be required to be paid.

    INCOME TAXES

    Provision for income taxes was $900 thousand for the seven months ended January 3, 1998. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes. Income taxes for the periods ended June 4, 1997 and prior were computed using the effective tax rate that would have been applicable, had the Company been an independent entity.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities was $16.0 million in fiscal 1998 as compared to cash provided by operations of $49.0 million during fiscal 1997, primarily as a result of the increase in inventory and the increase in accounts receivable both of which had decreased in the prior year. The increase in inventories is primarily due to higher levels of finished goods necessary to stock the expanding "quick response" replenishment program and the growing retail store operations, and due to the earlier receipt of inventory to ensure timely shipments to customers. Inventory in the Company's retail outlet stores increased by approximately $1.9 million as a result of the net addition of 11 stores in fiscal 1998, as well as overall increases in average store inventory levels. The swing in accounts receivable from a decrease in fiscal 1997 of $25.2 million to an increase in fiscal 1998 of $750 thousand is the result of higher sales in the final months of fiscal 1998, reflecting the earlier receipt of goods and ultimately earlier shipments to customers.

    The Company's main sources of liquidity historically have been cash flows from operations and credit facilities. Prior to June 4, 1997, as a division of Leslie Fay, the Company either borrowed from, or invested its excess cash with, Leslie Fay. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

    As of June 4, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions. The facility provides for a sub-limit for letters of credit of $50 million. The working capital facility is secured by substantially all the assets of the Company. The working capital facility expires in the fiscal year ending January 1, 2000 and provides for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The facility provides for the maintenance of certain financial ratios and covenants and sets limits on the amount of capital expenditures and dividends to shareholders. Availability under the facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. As of January 2, 1999, there were direct borrowings of $7.6 million outstanding, $16.4 million in letters of credit outstanding and $27.2 million available for future borrowings.

    Pursuant to the Reorganization Plan, the Company issued $110 million in Senior Notes. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for fiscal 1998 totaled $14.0 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts a premium will be required to be paid.

    The Company assumed from Leslie Fay a factoring/financing agreement with Heller. The agreement was for the sole purpose of supporting the Sassco Fashions Division. The agreement had a two year term expiring in February 1998. It provided for Heller to act as the credit and collection arm of the Company. The Company would receive funds from Heller as the receivables were collected. Any amounts unpaid after 120 days would be guaranteed and paid to the Company by the factor. The cost was .4% for the first $240 million in sales and .35% for sales above that amount. The agreement was amended in January 1998 to add an additional 18 months to the term of the arrangement and lower the rate to .35% for the first $250 million in sales and .3% on the excess over that amount.

    Capital expenditures were $5.7 million and $4.7 million for fiscal 1998 and fiscal 1997, respectively. Capital expenditures for 1998 represent spending associated with the relocation to a new sales, production and design office, continued retail outlet store development, overseas facilities development and computer system improvements. Capital expenditures for the fiscal year ending January 1, 2000 are anticipated to total approximately $5.0 million and are expected to cover costs associated with continued retail outlet store development, computer system improvements and China factory expansion.

    On March 16, 1999, the Company issued a joint press release with Anne Klein announcing, among other things, the Purchase Transaction. The Company and Anne Klein also jointly announced the signing of a licensing agreement under which Anne Klein granted to the Company an exclusive, international license for ANNE KLEIN-Registered Trademark- women's and girl's sportswear, suits and dresses under the ANNE KLEIN-Registered Trademark-, ANNE KLEIN II-Registered Trademark- and A LINE ANNE KLEIN-TM-trademarks. Completion of the Purchase Transaction and the licensing agreement are subject to obtaining certain required regulatory and other consents and approvals. Completion of the Purchase Transaction is also subject to attaining financing for the trademark acquisition.

YEAR 2000 COMPLIANCE

STATE OF READINESS

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company uses software developed and supported by third parties for all mission critical applications including order entry, distribution, shipping, electronic data interchange ("EDI"), and for its retail operations. Each of these software vendors has assured the Company in writing that the current version of their software has been tested and is Year 2000 compliant. The Company has initiated a testing project that will verify such assurances. This testing is expected to be completed by the early part of the second quarter 1999.

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

CONTINGENCY PLANS

    As an additional precaution, the Company is developing contingency plans to mitigate the possible disruption in business operations that may result. These plans which are dependent in large part to the responses the Company receives from third parties with whom the Company has a material business relationship are also expected to be completed during the second quarter 1999. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    All new standards relating to items that affect the statement of operations of the Company in accordance with SAB 74 that were issued as of the date of emergence from bankruptcy have been fully adopted by the Company.

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

IMPACT OF ASIAN FINANCIAL AND CURRENCY CRISIS

    To date, the Company has not experienced any difficulty in obtaining needed raw material from its primary sources of supply in the Far East which are located in Japan, nor has it experienced any problems with its sewing contractors in Taiwan, the Philippines, Hong Kong and China. Over the past year, the region has suffered extreme volatility in its local financial markets and currency exchanges. As a result, no assurance can be given that the Company will continue to have an uninterrupted source of supply from the region. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition. During fiscal 1998, the Company experienced favorable pricing as a result of the Asian financial situation, which may not be sustainable in the long term.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in an number of places in this report and include statements regarding the intent, belief or current expectation of the Company or its directors or officers with respect to, among other things, trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) the Company's limited operating history, (ii) potential fluctuations in the Company's annual operating results, (iii) the Company's concentration of revenues, (iv) challenges facing the Company related to its rapid growth, (v) the Company's dependence on a limited number of suppliers and (vi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and the Company cautions potential investors not to place undue reliance on such statements. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not invest in derivative financial instruments or other market risk sensitive instruments, except for short-term government and commercial securities. Accordingly, the Company does not believe that it is exposed to any material market risk with regard to such instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Consolidated/Combined Financial Statements and Financial Statement Schedule of the Company and its subsidiaries attached hereto and listed on the index to financial statements set forth in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

    The Company's directors, executive officers and key employees are as follows:

NAME                                      AGE                              POSITION
------------------------------------  -----------  ---------------------------------------------------------
Arthur S. Levine....................          58   Chairman of the Board and
                                                   Chief Executive Officer (1)

William J. Nightingale..............          69   Director (1)

Salvatore M. Salibello..............          53   Director (2)

Larry G. Schafran...................          60   Director (1)

Denis J. Taura......................          59   Director (2)

Olivier Trouveroy...................          43   Director (1)

Gregg I. Marks......................          46   President

Lester E. Schreiber.................          50   Chief Operating Officer and Director (1)

Mary Ann Domuracki..................          44   Executive Vice President--Finance and Administration (3)

Dennis P. Kelly.....................          52   Chief Financial Officer

Barbara Bennett.....................          46   Vice President--Design

Peter Eng...........................          44   Vice President--Piece Goods

Peter Huang.........................          63   Director of Production--Taiwan/Philippines

Peter Lee...........................          51   Managing Director--Asia Expert, Ltd.

------------------------

(1) Directors of the Company who have served in such capacity since June 1997.

(2) Directors of the Company who have served in such capacity since July 1998.

(3) Mrs. Domuracki joined the Company in January 1999.

DIRECTORS AND EXECUTIVE OFFICERS

    Each director of the Company serves on the board of directors until the date of the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. The Company's directors and executive officers are as follows:

    ARTHUR S. LEVINE has been the Chairman of the Board and Chief Executive Officer of the Company since June 1997. He has been in the apparel business his entire career having started with Stacy Ames. In 1975, Mr. Levine established Sassco Fashions, Ltd. which he then sold to Leslie Fay in May 1980 and since that date he has operated the Company as an autonomous entity. Mr. Levine is responsible for the Company's dominance in the suit business. This has been accomplished through his emphasis on product, quality, fit and value. His attention to detail and consistency of product (fit and make) has propelled the Company to its number one position in the suit marketplace.

    WILLIAM J. NIGHTINGALE has been a director of the Company since June 1997. Mr. Nightingale is currently a Senior Advisor of Nightingale & Associates, LLC, a general management consulting firm, and has served in various capacities with the firm, including Chairman and Chief Executive Officer, since July 1975.

Mr. Nightingale is also a director of Furr's/Bishops, Inc., and Rings End, Inc.; and a trustee of the Churchill Tax Free Bond Fund, Churchill Cash Reserves Trust, and Narragansett Tax Free Bond Fund.

    SALVATORE M. SALIBELLO has been a director of the Company since July 1998. Mr. Salibello is a certified public accountant and founded Salibello & Broder, an accounting/consulting firm in 1978 and currently serves as its managing partner. Prior to founding Salibello & Broder, Mr. Salibello worked at Coopers & Lybrand LLP and Ernst & Young LLP. He is also a director of Nine West Group, Inc.

    LARRY G. SCHAFRAN has been a director of the Company since June 1997. Mr. Schafran has served as the managing general partner of L.G. Schafran & Associates, a real estate investment and development firm, since October 1984. Mr. Schafran is also Chairman of the Board of Delta-Omega Technologies, Inc., a specialty chemical company involved in the research, development, manufacturing and marketing of environmentally safe products that have applications in soil remediation. He is also a director of Publicard, Inc., a diversified investment company and an affiliated company of Balfour Investors Incorporated, a shareholder and noteholder of the Company's securities, as well as a director of COMSAT Corporation and Terragon Realty Investors, Inc.

    DENIS J. TAURA has been a director of the Company since July 1998. He is a certified public accountant and a partner in Taura Flynn & Associates, a firm specializing in reorganization and management consulting, which he founded in April 1998. From September 1991 to March 1998, he served as Chairman of D. Taura & Associates, a consulting-firm. From 1972 to 1991, Mr. Taura was a partner of KPMG Peat Marwick LLP. Mr. Taura is also a director of Darling International, Inc.

    OLIVIER TROUVEROY has been a director of the Company since June 1997. Since 1992, Mr. Trouveroy has been with ING Equity Partners and its predecessors and affiliates, and currently serves as a Managing Partner, responsible for originating, structuring and managing equity and debt investments. From 1990 to 1992, Mr. Trouveroy was a Managing Director in the Corporate Finance Group ("CFG") of General Electric Capital Corporation in charge of CFG's office in Paris, France. From 1984 to 1990, Mr. Trouveroy held various positions in the Mergers and Acquisitions department of Drexel Burnham Lambert in New York. Mr. Trouveroy also serves as a director of e.spire Communications, Inc. and Cost Plus, Inc.

    GREGG I. MARKS, the President of the Company, has been affiliated with the Company since August 1983 and has held the position of President since January 1989. Mr. Marks has been an integral part of the Company's growth through the development of numerous marketing strategies. Mr. Marks maintains numerous relationships with the management of all major customers, balancing the various product lines of the Company with the needs of the stores, and ultimately, the consumer. He is directly responsible for the supervision of the Kasper suit line sales staff and the heads of all other divisions report directly to him. Prior to joining the Company in August 1983, Mr. Marks served as sales manager at Suits Galore, a manufacturer of women's suits, for a period of two years.

    LESTER E. SCHREIBER has served as Chief Operating Officer since May 1996 and has been a director of the Company since June 1997. Mr. Schreiber's responsibilities include the general operations of the Company including the reprocessing and distribution center and management information systems. Prior to becoming Chief Operating Officer of the Company, Mr. Schreiber served as Vice President of Operations from January 1989 to April 1996. Prior to joining the Company, Mr. Schreiber was Chief Financial Officer and Vice President of Operations at Maytex Mills, a manufacturer and distributor of household furnishings from March 1987 to December 1988.

    MARY ANN DOMURACKI, Executive Vice President--Finance and Administration, joined the Company in January 1999. Mrs. Domuracki's responsibilities include corporate finance and general administrative matters of the Company. Prior to joining the Company, Mrs. Domuracki worked as a consultant with the financial advisory firm Conway Del Genio Gries & Co., LLC from April 1998 to December 1998. From June 1987 to March 1998, Mrs. Domuracki held several executive positions at Danskin, Inc., ultimately serving as Chief Executive Officer and President from April 1996 to March 1998. Mrs. Domuracki is a certified public accountant.

    DENNIS P. KELLY, Chief Financial Officer, has been affiliated with the Company since May 1995. Mr. Kelly's responsibilities include all financial and accounting functions of the Company. Prior to joining the Company, Mr. Kelly worked in several executive positions, most recently as Vice President and Controller of Crystal Brands, Inc., a diversified apparel and jewelry manufacturer from October 1985 to February 1995. Mr. Kelly is a certified public accountant and an attorney.

KEY EMPLOYEES

    The following key employees of the Company make significant contributions to the operations of the Company:

    BARBARA BENNETT, Vice President--Design, joined the Company in October 1980. As head of the Company's in-house design studio, Ms. Bennett is responsible for coordinating the input she receives from the Company's sales staff, her design staff, and her analysis of the market to oversee the design of each of the Company's product lines on a timely basis. Ms. Bennett travels frequently to Europe and monitors the domestic market to keep abreast of fashion trends. In addition, Ms. Bennett works with key customers and is involved in the development of the Company's computer design system. Prior to joining the Company, Ms. Bennett was a designer at Leslie Fay for two years.

    PETER ENG, Vice President--Piece Goods, joined the Company in November 1982. Mr. Eng is responsible for the development of new fabrics as well as variations of current fabrics. Mr. Eng travels through Europe in search of new ideas and trends, and to the Far East to ensure that the fabrics purchased by the Company meet the Company's specifications. As a result, Mr. Eng has developed key relationships with the management of the Company's contractors and suppliers.

    PETER HUANG, Director of Production--Taiwan/Philippines, has been affiliated with the Company since April 1977. Through his long-standing relationships with the Company's production factories and his staff, Mr. Huang is responsible for the timeliness of the Company's deliveries and ensuring the adherence to the Company's standards of quality.

    PETER LEE, Director--Asia Expert, Ltd., joined the Company in January 1997 as Managing Director of the Hong Kong buying office. Prior to joining the Company, Mr. Lee served for 25 years as Vice President in charge of administration and production in Taiwan and the Philippines for Carnival Textiles, a publicly-traded Taiwan company and one of the Company's largest suppliers.

COMMITTEES

    On June 10, 1997, the Board of Directors established an Audit Committee, a Compensation Committee and a Finance Committee.

    The Company's Audit Committee is currently composed of Messrs. Nightingale, Salibello and Schafran. The function of the Audit Committee is to make recommendations concerning the selection each year of independent auditors of the Company, to review the effectiveness of the Company's internal accounting methods and procedures, and to determine, through discussions with the independent auditors, whether any restrictions or limitations have been placed upon them in connection with the scope of their audit or its implementation.

    The Compensation Committee is currently composed of Messrs. Salibello, Schafran, Taura and Trouveroy. The function of the Compensation Committee is to review and recommend to the Board of Directors policies, practices and procedures relating to compensation of key employees and to administer employee benefit plans.

    The Finance Committee is currently composed of Messrs. Nightingale, Salibello, Schafran, Taura and Trouveroy. The function of the Finance Committee is to evaluate and review on a continuing basis specific financing programs and requirements to meet the near and long-term needs of the Company; to advise management on the Company's business plans and budgets; to review the organization and functions of the Company's finance department; and to participate in the development and implementation of the investment and the investor programs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's directors and certain of its officers and persons who own more than 10% of its Common Stock (collectively, "Insiders"), to file reports of ownership and changes in their ownership of Common Stock with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1998, with the exception of Messrs. Levine, Schreiber, Cohn, Nightingale, Schafran, Sind, Trouveroy, Marks, Kelly and Ms. Bennett, each of which filed a late Form 3. Mr. Nightingale also filed a Form 5 reporting two late transactions. Mr. Marks also filed two late Forms 4 reporting, in the aggregate, four transactions. Mr. Schafran also filed a late Form 4 reporting five transactions.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth information concerning the annual compensation paid by the Company for services rendered during the fiscal years ended December 28, 1996, January 3, 1998 and January 2, 1999 to the Chief Executive Officer, and the four most highly compensated executive officers/key employees (the "Named Executive Officers") and to all executive officers of the Company as a group.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                     -------------
                                                       ANNUAL COMPENSATION            SECURITIES
                                               ------------------------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR        SALARY        BONUS        OPTIONS     COMPENSATION
---------------------------------------------  ---------  ------------  -----------  -------------  -------------
Arthur S. Levine.............................       1998  $  2,000,000  $        --(1)           --  $    20,540(2)
  Chairman of the Board                             1997     1,200,000           --     1,240,252      1,507,635(3)
  and Chief Executive Officer                       1996       100,000       65,000            --      3,418,732(4)

Gregg I. Marks...............................       1998  $    830,769  $   115,000            --    $    16,218(5)
  President                                         1997       500,000      370,000       171,068         16,824(5)
                                                    1996       260,000      474,200            --         11,228(5)

Lester E. Schreiber..........................       1998  $    258,173  $    50,000            --    $    17,052(6)
  Chief Operating Officer                           1997       162,580       62,500        85,536         16,382(6)
                                                    1996       100,080      131,500            --         15,310(6)

Dennis P. Kelly..............................       1998  $    180,288  $     5,000            --    $       720(7)
  Chief Financial Officer                           1997       150,000       65,000            --            576(7)
                                                    1996       150,000       60,000            --            348(7)

Barbara Bennett..............................       1998  $    623,077  $    50,000            --    $     1,591(8)
  Vice President--Design                            1997       600,000       50,000       171,068          3,218(8)
                                                    1996       600,000       50,000            --          1,477(8)

All Executive Officers as a group (4
  persons)...................................                3,269,230      170,004                       54,530
                                                    1998  $             $                      --    $
                                                    1997     2,012,580      497,500     1,496,856      1,541,417
                                                    1996       610,080      730,700            --      3,445,618

------------------------

(1) Mr. Levine's employment agreement with the Company provides for a bonus commencing in fiscal 1998 in an amount between $500,000 and $1.5 million based upon the fulfillment of certain EBITDA hurdles for fiscal 1998, 1999 and thereafter.

(2) Includes $3,150 in Group Term Life Insurance and $17,390 in automobile allowance.

(3) Includes $2,325 in Group Term Life Insurance, $17,390 in automobile allowance and $1,487,920 in consulting fees which Mr. Levine received in fiscal 1997 as principal of two consulting firms prior to June 4, 1997 at which time Mr. Levine became Chairman of the Board and Chief Executive Officer of the Company.

(4) Includes $450 in Group Term Life Insurance, $15,640 in automobile allowance and $3,402,642 in consulting fees which Mr. Levine received in fiscal 1996 as principal of two consulting firms prior to June 4, 1997 at which time Mr. Levine became Chairman of the Board and Chief Executive Officer of the Company.

(5) Includes $1,218, $1,824 and $428 in Group Term Life Insurance and $15,000, $15,000 and $10,800 in automobile allowance for fiscal 1998, 1997 and 1996, respectively.

(6) Includes $1,152, $482 and $160 in Group Term Life Insurance and $15,900, $15,900 and $15,150 in automobile allowance for fiscal 1998, 1997 and 1996, respectively.

(7) Represents $720, $576 and $348 in Group Term Life Insurance for fiscal 1998, 1997 and 1996, respectively.

(8) Represents $1,218, $1,566 and $1,218 in Group Term Life Insurance and a clothing allowance of $373, $2,000 and $259 for fiscal 1998, 1997 and 1996, respectively.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE
  TABLE

    The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during 1998 and unexercised options held as of the end of such year. The price of a share of Common Stock of the Company as of the close of business on December 31, 1998 was $5.00. Accordingly, none of the Named Executive Officers would have realized any value if they had exercised their options on such date.

                                                                                    NUMBER OF            VALUE OF
                                                                                   SECURITIES           UNEXERCISED
                                                                                   UNDERLYING          IN-THE-MONEY
                                                                               UNEXERCISED OPTIONS        OPTIONS
                                                                               AT FISCAL YEAR-END   AT FISCAL YEAR-END
                                                                               -------------------  -------------------
                                          SHARES ACQUIRED                         EXERCISABLE/         EXERCISABLE/
NAME                                        ON EXERCISE      VALUE REALIZED       UNEXERCISABLE        UNEXERCISABLE
---------------------------------------  -----------------  -----------------  -------------------  -------------------
Arthur S. Levine.......................        None                N/A            496,101/744,151      $   0.00/0.00
Gregg I. Marks.........................        None                N/A             68,427/102,642          0.00/0.00
Lester E. Schreiber....................        None                N/A              34,214/51,321          0.00/0.00
Dennis P. Kelly........................        None                N/A                         --          0.00/0.00
Barbara Bennett........................        None                N/A             68,427/102,642          0.00/0.00

COMPENSATION OF DIRECTORS

    Each Director who is not an employee of the Company is paid for service on the Board of Directors at the rate of $40,000 per annum. Each current non-employee Director also received an option to purchase 20,000 shares of Common Stock. Such options vest ratably over the first three anniversaries of the date of grant and are exercisable at a price of $14.00 per share. The Company also reimburses each Director for reasonable expenses in attending meetings of the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS

    The Company has entered into a five-year employment agreement dated June 4, 1997 with Mr. Levine, which provides for an annual compensation of $2 million. In addition to the base compensation, the agreement provides for a bonus commencing in fiscal 1998 in an amount between $500,000 and $1.5 million based upon the fulfillment of certain EBITDA hurdles for fiscal 1998, 1999 and thereafter. The Company does not maintain a key person life insurance policy on the life of Mr. Levine. The loss of Mr. Levine could have a material adverse effect on the Company's business if a suitable replacement or replacements could not be promptly found.

    The employment agreement requires Mr. Levine to provide at least 30 days' notice of intent to terminate the agreement. In addition, the employment agreement provides that following termination, other than termination by Mr. Levine for "good reason" (as defined in the agreement) or by the Company without "cause" (as defined in the agreement) Mr. Levine shall not participate or engage in, either directly or indirectly, any business activity that is directly competitive with the Company for the balance of the original term of the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is currently composed of Messrs. Salibello, Schafran, Taura and Trouveroy. The function of the Compensation Committee is to review and recommend to the Board of Directors policies, practices and procedures relating to compensation of key employees and to administer employee benefit plans.

    On July 30, 1998, the Board of Directors approved the grant of stock options to purchase 20,000 shares of Common Stock to each of Messrs. Salibello and Taura under the same terms of the Director Options granted on June 10, 1997. The market value per share on July 30, 1998 was $13.00.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding (i) the beneficial ownership of the Common Stock as of March 26, 1999 based upon the most recent information available to the Company for (i) each person known by the Company who owns beneficially more than five percent of the Common Stock,
(ii) each of the Company's named executive officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 77 Metro Way, Secaucus, New Jersey 07094.

                                                      NUMBER OF SHARES
                                                        BENEFICIALLY      PERCENTAGE OWNERSHIP
NAMES AND ADDRESS OF BENEFICIAL OWNER                       OWNED            OF COMMON STOCK
----------------------------------------------------  -----------------  -----------------------
Arthur S. Levine....................................         526,941(1)               7.2%

William J. Nightingale..............................           6,867(2)                 *

Salvatore M. Salibello..............................             100                    *

Larry G. Schafran...................................           6,867(3)                 *

Denis J. Taura......................................              --                    *

Olivier Trouveroy...................................         631,172(4)               9.3%

Gregg I. Marks......................................          82,627(5)               1.2%

Lester E. Schreiber.................................          34,614(6)                 *

Dennis P. Kelly.....................................             200(7)                 *

Barbara Bennett.....................................          68,417(8)               1.0%

Whippoorwill Associates, Inc........................       1,352,909                 19.9%
11 Martine Avenue
White Plains, NY 10606

Blue Ridge L.P......................................         730,000(9)              10.7%
660 Madison Avenue
New York, NY 10021

ING Equity Partners, L.P. I.........................         631,172(4)               9.3%
520 Madison Avenue
New York, NY 10022

Bay Harbor Management, L.C..........................         379,571(10)              5.6%
777 South Harbour Island Boulevard, Ste. 270
Tampa, FL 33602

Officers and Directors as a group (10 persons)......       1,357,805(11)             18.1%

------------------------

*   Less than one percent

(1) Includes 496,101 shares of Common Stock issuable upon exercise of currently exercisable Management Options, and 25,016 shares issued to Alco Design Associates, Inc. Does not include approximately 709 shares of Common Stock which may be distributed to Mr. Levine on an "if and when issued" basis pursuant to the Holdback.

(2) Includes 6,667 shares of Common Stock issuable upon exercise of currently exercisable options. Mr. Nightingale disclaims beneficial ownership of 100 shares which are held by his spouse.

(3) Includes 6,667 shares of Common Stock issuable upon exercise of currently exercisable options. Mr. Schafran disclaims beneficial ownership of 100 shares which are held by his spouse.

(4) Includes 6,667 shares of Common Stock issuable upon exercise of currently exercisable options which were issued to ING Equity Partners, L.P. I pursuant to Mr. Trouveroy's status as a non-employee director of the Company, a position for which he was designated by ING Equity Partners L.P.
    I. Mr. Trouveroy, a director of the Company, is a partner of the general partner of ING Equity Partners, L.P. I. He disclaims beneficial ownership of all securities listed. Notwithstanding his disclaimer, Mr. Trouveroy may be deemed to be a beneficial owner to the extent of his pecuniary interests in the partnership. Does not include approximately 17,195 shares of Common Stock which may be distributed to ING Equity Partners, L.P. I on an "if and when issued" basis pursuant to the Holdback.

(5) Includes 68,427 shares of Common Stock issuable upon exercise of currently exercisable Management Options. Mr. Marks disclaims beneficial ownership of 100 shares held by each of his two daughters.

(6) Includes 34,214 shares of Common Stock issuable upon exercise of currently exercisable Management Options. Mr. Schreiber disclaims beneficial ownership of 100 shares held by each of his spouse and two children.

(7) Mr. Kelly disclaims beneficial ownership of 100 shares held by his son.

(8) Includes 68,427 shares of Common Stock issuable upon exercise of currently exercisable Management Options.

(9) These shares are also indirectly owned by JAG Holdings, LLC, the general partner of Blue Ridge L.P. and John A. Griffin, the Managing Member of JAG Holdings LLC, each of whom may also be deemed to be a beneficial owner of such shares.

(10) These shares are also indirectly owned by Tower Investment Group, Inc., the majority stockholder of Bay Harbor Management, L.C., Steven A. Van Dyke, a stockholder and President of Tower Investment Group, Inc., and Douglas P. Teitelbaum, a stockholder of Tower Investment Group, Inc., each of whom may also be deemed to be a beneficial owner of such shares.

(11) Includes 687,170 shares of Common Stock issuable upon exercise of currently exercisable Management and Director Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" under Executive Compensation in Item 11.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF THIS REPORT:

       (1) Financial Statements:

       The Consolidated Financial Statements are set forth in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 hereof.

       (2) Financial Statement Schedule:

       The Financial Statement Schedule is set forth in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 hereof.

       (3) Exhibits:

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2  (1) Fourth Amended and Restated Joint Plan of Reorganization for Debtors (Leslie Fay Companies, Inc.)
             Pursuant to Chapter 11 of the United States Bankruptcy Code Proposed by Debtors and Creditors'
             Committee, dated April 18, 1997.

       3.1(5) Amended and Restated Certificate of Incorporation as filed on May 30, 1997.

       3.2(5) Amendment to Certificate of Incorporation as filed on November 5, 1997.

       3.3(5) By-laws, as amended.

       4.1(2) Indenture dated as of June 4, 1997 by and between the Registrant and IBJ Schroder Bank & Trust Company,
             as trustee.

       4.2(3) Supplemental Indenture, dated as of June 30, 1997, by and between the Registrant and IBJ Schroder Bank &
             Trust Company, as trustee.

       4.3(2) Form of Senior Note issued under the Indenture.

       4.4(8) Specimen Certificate of the Company's Common Stock.

      10.1(5) Revolving Credit Agreement dated as of June 4, 1997 by and among the Registrant BankBoston N.A.,
             BancBoston Securities, Inc., Citicorp USA, Inc., Heller and certain other lenders (without exhibits).

      10.2(5) Employment Agreement dated June 4, 1997 between the Registrant and Arthur S. Levine.

      10.3(7) Lease Modification Agreement and Lease Agreement, each dated August 20, 1996, between the Registrant and
             Import Hartz Associates.

      10.4(5) Acquisition Agreement dated June 2, 1997 by and among the Registrant, ASL/K Licensing Corp, Herbert
             Kasper and Forecast Designs, Inc.

      10.5(5) Employment, Consulting and Non-Competition Agreement dated as of June 4, 1997 by and among Sassco
             Fashions, Ltd., ASL/K Licensing Corp. and Herbert Kasper.

      10.6(5) 1997 Management Stock Option Plan.

      10.7(5) Form of Stock Option Agreement issued to Directors.

      21     Subsidiaries of the Registrant

      24  (6) Power of Attorney (included in signature page).

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      27     Financial Data Schedule.

------------------------

(1) Incorporated by reference to Exhibit No. 4 to the Registrant's Report on Form 8-K (Commission File No. 022-22269) filed with the Commission on July 14, 1997 (the "Report on Form 8-K").

(2) Incorporated by reference to Exhibit No. 1 to the Registrant's Report on Form 8-K.

(3) Incorporated by reference to Exhibit No. 3 the Registrant's Report on Form 8-K.

(4) Incorporated by reference to Exhibit No. 2 to the Registrant's Report on Form 8-K.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on December 5, 1997.

(6) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on December 23, 1997.

(7) Incorporated by referenced to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on April 3, 1998.

(8) Incorporated by referenced to the Registrant's Form 8-A filed with the Commission on May 1, 1998.

    (b) REPORTS ON FORM 8-K:

       The Company did not file any reports on Form 8-K during the quarter ended January 2, 1999.

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS                                                                                   PAGE
-----------------------------------------------------------------------------------------------------------  ---------

Report of Arthur Andersen LLP..............................................................................        F-2

Consolidated Balance Sheets at January 2, 1999 and January 3, 1998.........................................        F-3

Consolidated/Combined Statements of Operations for the Fiscal Year Ended January 2, 1999, the Seven Months
  Ended January 3, 1998, the Five Months Ended June 4, 1997 and the Fiscal Year Ended December 28, 1996....        F-4

Consolidated/Combined Statements of Shareholders' Equity for the Fiscal Year Ended
  January 2, 1999, the Seven Months Ended January 3, 1998, the Five Months Ended June 4, 1997 and the
  Fiscal Year Ended December 28, 1996......................................................................        F-5

Consolidated/Combined Statements of Cash Flows for the Fiscal Year Ended January 2, 1999, the Seven Months
  Ended January 3, 1998, the Five Months Ended June 4, 1997 and the Fiscal Year Ended December 28, 1996....        F-6

Notes to Consolidated/Combined Financial Statements for the Fiscal Year Ended January 2, 1999, the Seven
  Months Ended January 3, 1998, the Five Months Ended June 4, 1997 and the Fiscal Year Ended December 28,
  1996.....................................................................................................        F-8

Schedule II--Valuation and Qualifying Accounts.............................................................       F-25

                              Arthur Andersen LLP
                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of

Kasper A.S.L., Ltd. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Kasper A.S.L., Ltd. (a Delaware corporation) and subsidiaries (the "Reorganized Company" see Note 2) as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations and shareholders' equity and cash flows for the year ended January 2, 1999 and the seven-month period ended January 3, 1998. We have also audited the accompanying combined statements of operations and divisional equity and cash flows of the Predecessor Company for the five-month period ended June 4, 1997 and the year ended December 28, 1996. These financial statements and schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As more fully described in Note 2 to the consolidated/combined balance sheets effective June 4, 1997, the Reorganized Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on April 21, 1997. In accordance with AICPA Statement of Position 90-7, the Reorganized Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of June 4, 1997. As a result, the consolidated financial statements for the periods subsequent to June 4, 1997 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization financial statements.

    In our opinion, the financial statements referred to above present fairly, in all material respects, (a) the financial position of the Reorganized Company as of January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for the year ended January 2, 1999 and the seven-month period ended January 3, 1998, and (b) the results of the operations and cash flows of the Predecessor Company for the five month period ended June 4, 1997 and the year ended December 28, 1996, all in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule Valuation and Qualifying Accounts--Schedule II of this Form 10-K for the year ended January 2, 1999 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          Arthur Andersen LLP

New York, New York

February 24, 1999 (Except for Note 16, as to which the date is March 16, 1999)

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            JANUARY 2,  JANUARY 3,
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents...............................................................  $    2,437  $   16,677
  Accounts receivable-net of allowances for possible losses of $16,754 and $18,725,
    respectively..........................................................................      32,721      30,000
  Inventories.............................................................................     100,435      78,796
  Prepaid expenses and other current assets...............................................       3,125       2,767
  Deferred taxes..........................................................................       2,943       1,695
                                                                                            ----------  ----------
  Total Current Assets....................................................................     141,661     129,935
                                                                                            ----------  ----------
Property, Plant and Equipment, at cost less accumulated depreciation and amortization of
  $5,500 and $2,985, respectively.........................................................      16,881      14,337
Reorganization value in excess of identifiable assets, net of accumulated amortization of
  $5,160 and $1,902, respectively.........................................................      60,021      63,279
Trademarks, net of accumulated amortization of $2,307 and $850, respectively..............      48,693      50,150
Other Assets, at cost less accumulated amortization of $1,449 and $596, respectively......       2,102       2,955
                                                                                            ----------  ----------
  Total Assets............................................................................  $  269,358  $  260,656
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................................................  $   14,539  $   17,637
  Accrued expenses and other current liabilities..........................................       6,668       6,703
  Interest Payable........................................................................       3,797       3,555
  Income taxes payable....................................................................         646       1,164
                                                                                            ----------  ----------
  Total Current Liabilities...............................................................      25,650      29,059

Long-Term Liabilities:
  Deferred Taxes..........................................................................       1,630         639
  Long-Term Debt..........................................................................     110,000     110,000
  Bank Revolver...........................................................................       7,569          --
  Minority Interest.......................................................................         459          --
                                                                                            ----------  ----------
  Total Liabilities.......................................................................     145,308     139,698

Commitments and Contingencies
Shareholders' Equity:
  Common Stock, $0.01 par value; 20,000,000 shares authorized; 6,800,000 shares issued and
    outstanding...........................................................................          68          68
  Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued and
    outstanding...........................................................................          --          --
  Capital in excess of par value..........................................................     119,932     119,932
  Retained Earnings.......................................................................       4,142         972
  Cumulative Other Comprehensive Income...................................................         (92)        (14)
                                                                                            ----------  ----------
  Total Shareholders' Equity..............................................................     124,050     120,958
                                                                                            ----------  ----------
  Total Liabilities and Shareholders' Equity..............................................  $  269,358  $  260,656
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying Notes to Consolidated/Combined Financial Statements are an
                     integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 REORGANIZED COMPANY      PREDECESSOR COMPANY
                                                 FISCAL       SEVEN
                                                  YEAR       MONTHS     FIVE MONTHS  FISCAL YEAR
                                                  ENDED       ENDED        ENDED        ENDED
                                                ---------  -----------  -----------  -----------
                                                 JANUARY                              DECEMBER
                                                   2,      JANUARY 3,     JUNE 4,        28,
                                                  1999        1998         1997         1996
                                                ---------  -----------  -----------  -----------
Net Sales.....................................   $312,089    $175,602     $136,107     $311,550
Cost of Sales.................................    219,060     127,784      101,479      238,268
                                                ---------  -----------  -----------  -----------
Gross Profit..................................     93,029      47,818       34,628       73,282

Operating Expenses:
Selling, general and administrative
  expenses....................................     61,984      31,802       23,374       50,263
Depreciation and Amortization.................      8,602       4,738        1,191        2,238
                                                ---------  -----------  -----------  -----------
Total operating expenses......................     70,586      36,540       24,565       52,501
                                                ---------  -----------  -----------  -----------
Operating income..............................     22,443      11,278       10,063       20,781
Interest and Financing Costs..................     16,981       9,358          667        1,634
                                                ---------  -----------  -----------  -----------
Income before provision for income taxes......      5,462       1,920        9,396       19,147
Provision for Income Taxes....................      2,292         948        3,758        7,659
                                                ---------  -----------  -----------  -----------
Net Income....................................     $3,170        $972       $5,638      $11,488
                                                ---------  -----------  -----------  -----------
                                                ---------  -----------  -----------  -----------
Basic earnings per common share...............        .47         .14           --           --
                                                ---------  -----------  -----------  -----------
Diluted earnings per common share.............        .47         .14           --           --
                                                ---------  -----------  -----------  -----------
Weighted average number of shares used in
  computing Basic earnings per common share...  6,800,000   6,800,000           --           --
Weighted average number of shares used in
  computing Diluted earnings per common
  share.......................................  6,800,000   6,805,000           --           --

  The accompanying Notes to Consolidated/Combined Financial Statements are an
                  integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

            CONSOLIDATED/COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

PREDECESSOR COMPANY

                                                                                    DIVISIONAL
                                                                                      EQUITY
                                                                                    ----------
BALANCE AT DECEMBER 30, 1995......................................................  $  135,601
Net Income for the period.........................................................      11,488
Increase in investment with Leslie Fay............................................      10,115
                                                                                    ----------
BALANCE AT DECEMBER 28, 1996......................................................  $  157,204
Net Income for the period.........................................................       5,638
Decrease in investment with Leslie Fay............................................     (30,479)
                                                                                    ----------
BALANCE AT JUNE 4, 1997...........................................................  $  132,363
                                                                                    ----------
                                                                                    ----------

--------------------------------------------------------------------------------

REORGANIZED COMPANY

                                                                                         CUMULATIVE
                                                                          CAPITAL IN        OTHER
                                                              COMMON      EXCESS OF     COMPREHENSIVE     RETAINED
                                                               STOCK         PAR           INCOME         EARNINGS      TOTAL
                                                           -------------  ----------  -----------------  -----------  ----------
BALANCE AT JUNE 4, 1997..................................    $      --    $       --      $      --       $      --   $       --
Common Stock issued to Leslie Fay Creditors..............           68       119,932             --              --      120,000
Translation Adjustment...................................           --            --            (14)             --          (14)
Net Income for the period................................           --            --             --             972          972
                                                                   ---    ----------            ---      -----------  ----------
Comprehensive Income.....................................           --            --             --              --          958
                                                                   ---    ----------            ---      -----------  ----------
BALANCE AT JANUARY 3, 1998...............................    $      68    $  119,932      $     (14)      $     972   $  120,958
                                                                   ---    ----------            ---      -----------  ----------
                                                                   ---    ----------            ---      -----------  ----------
Translation Adjustment...................................           --            --            (78)             --          (78)
Net Income for the period................................           --            --             --           3,170        3,170
                                                                   ---    ----------            ---      -----------  ----------
Comprehensive Income.....................................           --            --             --              --        3,092
                                                                   ---    ----------            ---      -----------  ----------
BALANCE AT JANUARY 2, 1999...............................    $      68    $  119,932      $     (92)      $   4,142   $  124,050
                                                                   ---    ----------            ---      -----------  ----------
                                                                   ---    ----------            ---      -----------  ----------

  The accompanying Notes to Consolidated/Combined Financial Statements are an
                  integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               REORGANIZED COMPANY         PREDECESSOR COMPANY
                                                            --------------------------  --------------------------
                                                            FISCAL YEAR  SEVEN MONTHS   FIVE MONTHS   FISCAL YEAR
                                                               ENDED         ENDED         ENDED         ENDED
                                                            -----------  -------------  -----------  -------------
                                                            JANUARY 2,    JANUARY 3,      JUNE 4,    DECEMBER 28,
                                                               1999          1998          1997          1996
                                                            -----------  -------------  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................   $   3,170     $     972     $   5,638     $  11,488
Adjustments to reconcile net income to net cash (used in)/
  provided by operating activities:
  Depreciation and amortization...........................       5,342         2,762           916         1,546
  Amortization of reorganization value in excess of
    identifiable assets...................................       3,258         1,902            --            --
  Amortization of excess purchase price over net assets
    acquired..............................................          --            --           275           693
  Excess of cost over fair value of assets acquired.......          --            --           (26)         (111)
  Income applicable to minority interest..................         459            --            --            --
  Write-off of net book value of property, plant and
    equipment.............................................         114            --            --            --
  Change in allowance for possible losses on accounts
    receivable............................................      (1,971)        4,704        (4,348)        2,836
(Increase) decrease in:
  Accounts receivable.....................................        (750)       16,178         9,071       (10,290)
  Inventories.............................................     (21,639)      (18,529)       24,158            21
  Prepaid expenses and other current assets...............        (358)       (1,023)       (1,080)          101
  Deferred taxes..........................................      (1,248)       (1,695)           --            --
  Deferred charges and other assets.......................          --            --            --         1,481
(Decrease) increase in:
  Accounts payable, accrued expenses and other current
    liabilities...........................................      (3,133)        5,421        (1,236)       (9,202)
  Interest payable........................................         242         3,513            --            --
  Income taxes payable....................................        (518)          515           246        (1,629)
  Deferred taxes..........................................         991           639            --            --
                                                            -----------  -------------  -----------  -------------
Total adjustments.........................................     (19,211)       14,387        27,976       (14,554)
                                                            -----------  -------------  -----------  -------------
Net cash (used in)/provided by operating activities.......     (16,041)       15,359        33,614        (3,066)
                                                            -----------  -------------  -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures net of proceeds from the sale of
    fixed assets..........................................      (5,690)       (1,749)       (2,960)       (6,982)
                                                            -----------  -------------  -----------  -------------
Net cash used in investing activities.....................      (5,690)       (1,749)       (2,960)       (6,982)
                                                            -----------  -------------  -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Revolver...........................................       7,569            --            --            --
  Net (decrease) increase in cash invested with Leslie
    Fay...................................................          --            --       (30,479)       10,115
                                                            -----------  -------------  -----------  -------------
Net cash provided by /(used in) financing activities......       7,569            --       (30,479)       10,115
                                                            -----------  -------------  -----------  -------------

Effect of exchange rate changes on cash and cash
  equivalents.............................................         (78)          (14)           --            --
                                                            -----------  -------------  -----------  -------------
Net (decrease) increase in cash and cash equivalents......     (14,240)       13,596           175            67
Cash and cash equivalents, at beginning of period.........      16,677         3,081         1,886         1,819
                                                            -----------  -------------  -----------  -------------
Cash and cash equivalents, at end of period...............   $   2,437     $  16,677     $   2,061     $   1,886
                                                            -----------  -------------  -----------  -------------
                                                            -----------  -------------  -----------  -------------

  The accompanying Notes to Consolidated/Combined Financial Statements are an
                  integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               REORGANIZED COMPANY         PREDECESSOR COMPANY
                                                            --------------------------  --------------------------
                                                            FISCAL YEAR  SEVEN MONTHS   FIVE MONTHS   FISCAL YEAR
                                                               ENDED         ENDED         ENDED         ENDED
                                                            JANUARY 2,    JANUARY 3,      JUNE 4,    DECEMBER 28,
                                                               1999          1998          1997          1996
                                                            -----------  -------------  -----------  -------------
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES
NONCASH OPERATING
Other current assets recorded upon emergence from
  Bankruptcy..............................................   $      --     $     (23)    $      --     $      --
Other current liabilities recorded upon emergence from
  Bankruptcy..............................................          --         4,923            --            --
Deferred financing costs recorded upon emergence from
  Bankruptcy..............................................          --        (2,422)           --            --

NONCASH INVESTING
Elimination of divisional equity upon emergence from
  Bankruptcy..............................................          --      (132,363)           --            --
Elimination of excess of costs over fair value of assets
  upon emergence from Bankruptcy..........................          --        16,066            --            --
Establishment of reorganization in excess of identifiable
  assets upon emergence from Bankruptcy...................          --       (65,181)           --            --
Establishment of Trademark valuation upon emergence from
  Bankruptcy..............................................          --       (51,000)           --            --

NONCASH FINANCING
Senior notes issued to creditors upon emergence from
  Bankruptcy..............................................          --       110,000            --            --
Issuance of Common Stock to creditors upon emergence from
  Bankruptcy..............................................          --       120,000            --            --

  The accompanying Notes to Consolidated/Combined Financial Statements are an
                  integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION:

    The Consolidated/Combined Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. (name changed from Sassco Fashions, Ltd. on November 5, 1997) and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require). The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended January 2, 1999 ("1998"), January 3, 1998 ("1997") and December 28, 1996 ("1996"), included
52, 53 and 52 weeks, respectively.

    Due to the Company's Reorganization and implementation of Fresh Start Reporting (see Note 2), the Consolidated Financial Statements for the new "Reorganized Company" (period starting June 4, 1997, the effective date of the reorganized Company's emergence from bankruptcy) are not comparable to the Combined Financial Statements of the "Predecessor Company" (period ending June 4, 1997).

    Kasper was a division of The Leslie Fay Companies, Inc. ("Leslie Fay"), a Delaware corporation which operated its business as a debtor in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") until June 4, 1997. The Financial Statements herein presented include the operations of three related Hong Kong corporations, Asia Expert Limited ("AEL"), Tomwell Limited ("Tomwell"), and Viewmon Limited ("Viewmon"), none of which were part of the Leslie Fay bankruptcy proceeding. These three Hong Kong corporations were subsidiaries of Leslie Fay (upon emergence from bankruptcy these entities became subsidiaries of Kasper) that procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Consolidated/Combined Financial Statements also include the financial statements of Kasper A.S.L. Europe, Ltd., Kasper Holdings Inc., ASL Retail Outlets, Inc. ("ASL Retail") and ASL/K Licensing Corp., all of which are wholly owned subsidiaries of the Company. Kasper Holdings Inc. owns 100% of Kasper Canada ULC which is a 70% owner of Kasper Partnership, a Canadian partnership through which the Company conducts sales and distribution activity in Canada. The portion of Kasper Partnership pertaining to its minority owner is reflected in the accompanying financial statements as minority interest. The Consolidated/Combined Financial Statements of Kasper, AEL, Tomwell and Viewmon have been prepared on a stand-alone basis in accordance with generally accepted accounting principles applicable to a going concern. The Predecessor Company financial data reflects the combined results of Kasper, AEL, Tomwell, and Viewmon. The financial statements of the Reorganized Company are consolidated as opposed to combined because as of the date of the reorganization, the three Hong Kong corporations became subsidiaries of Kasper. Prior to the reorganization, these entities were subsidiaries of Leslie Fay and, accordingly, the financial statements were combined for those periods

    Prior to June 4, 1997, Leslie Fay was operating its business as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. On April 5, 1993, Leslie Fay and certain of its wholly-owned subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), as a result of the announcement of accounting irregularities, numerous stockholder and other party lawsuits filed against Leslie Fay and its directors, and the breach of certain provisions of its financing agreement at the time. On October 31, 1995, the Debtors and the Committee of Unsecured Creditors (the "Creditors Committee") filed the Plan pursuant to Chapter 11 of the Bankruptcy Code.

    The Plan was subsequently amended on March 13, 1996, December 5, 1996, February 3, 1997 and February 28, 1997. On December 5, 1996, the Debtors filed a Disclosure Statement for the Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Disclosure Statement"), which was also subsequently amended on February 3, 1997 and February 28, 1997. The Plan provided for, among other things, the separation of the Debtors' estates and assets into two separate reorganized

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION: (CONTINUED) entities. Under the Plan, stockholders of the Company would not retain or receive any value for their interest. The Debtors obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The Plan was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. Refer to the Consolidated Financial Statements of Leslie Fay for the fiscal year ended December 28, 1996, included in Leslie Fay's Annual Report on Form 10-K, for more information regarding Leslie Fay's bankruptcy proceedings.

    The Plan called for the spin-off of Kasper as a newly organized entity which consisted of Kasper, AEL, Tomwell, Viewmon, Sassco Europe, Ltd. (now known as Kasper A.S.L. Europe, Ltd.) and ASL Retail Outlets, Inc.

    On June 4, 1997, the Plan was consummated by Leslie Fay 1) transferring the equity interest in both Leslie Fay and Kasper, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Kasper; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Sassco division to Kasper and the assets and liabilities of Leslie Fay's Dress and Sportswear divisions to three wholly owned subsidiaries of Leslie Fay. In addition, Leslie Fay retained approximately $41,080,000 in cash, of which $23,580,000 will be used to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company has issued approximately eighty (80%) percent of its 6,800,000 of new shares to its creditors in July 1997. The remaining shares will be held back pending the resolutions of certain litigation before the Bankruptcy Court. On June 4, 1997, Leslie Fay emerged from bankruptcy and Kasper emerged as a newly organized separate entity.

NOTE 2. FRESH START REPORTING:

    The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's balance sheet as of June 4, 1997 using principles required by the American Institute of Certified Public Accountants -Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh Start Accounting"). Pursuant to the guidelines provided by SOP 90-7, the Company adopted fresh-start accounting with a reorganization value of $120,000,000 and allocated the reorganization value to its net assets on the basis of the purchase method of accounting.

    The fresh-start reporting reorganization value of $120,000,000 was based on averaging several valuation methodologies prepared by an independent appraiser. A five-year analysis of the Company's actual and forecasted operations (fiscal years ended 1997-2001) was prepared by management and a discounted cash flow methodology was applied to those numbers. An equity value was determined by calculating the impact of various assumption changes to the five-year forecasts and adding the forecasted cash flows for the first four years to a "capitalization" of the fifth year's forecasted cash flow under each assumption. The fifth year's forecasted cash flow was capitalized into value and discounted to the present.

    The aggregate cash flow value was then discounted to its present value, using a discount rate of 14%. The reorganization values were then weighted with a range between $118,000,000 and $123,000,000, and $120,000,000 was established as the Company's reorganization value.

    The five-year cash flow forecasts were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 2. FRESH START REPORTING: (CONTINUED)
    Since fresh-start reporting has been reflected in the accompanying Consolidated Balance Sheet as of June 4, 1997, the Consolidated Balance Sheet as of that date is not comparable to prior periods.

    The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet for the period ended June 4, 1997:

                                                                PREDECESSOR                          REORGANIZED
                                                                  COMPANY     REORGANIZATION FRESH     COMPANY
                                                                -----------    START ADJUSTMENTS     -----------
                                                                  JUNE 4,    ----------------------    JUNE 4,
                                                                   1997        DEBIT       CREDIT       1997
                                                                -----------  ----------  ----------  -----------
                                                                                 (IN THOUSANDS)
ASSETS
Total current assets..........................................   $ 115,951   $    1,236(a) $    1,213(b)  $ 115,974
Property and equipment, net...................................      14,002           --          --      14,002
Excess of purchase price over net assets acquired.............      17,097           --      16,066(c)      1,031
Reorganization value in excess of identifiable assets.........          --       65,181(d)         --     65,181
Other assets..................................................          --       53,422(e)         --     53,422
                                                                -----------  ----------  ----------  -----------
TOTAL ASSETS..................................................   $ 147,050   $  119,839  $   17,279   $ 249,610
                                                                -----------  ----------  ----------  -----------
                                                                -----------  ----------  ----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Total current liabilities.....................................   $  14,687           --  $    4,923(f)  $  19,610
Long-term debt................................................          --           --     110,000(g)    110,000
Common Stock..................................................          --           --     120,000(h)    120,000
Divisional Equity.............................................     132,363      132,363(i)         --         --
                                                                -----------  ----------  ----------  -----------
                                                                -----------  ----------  ----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................   $ 147,050   $  132,363  $  234,923   $ 249,610
                                                                -----------  ----------  ----------  -----------
                                                                -----------  ----------  ----------  -----------

    The significant fresh-start reporting adjustments are summarized as follows:

    a.  Cash and other receivables recorded at closing.

    b.  Reclass prepaid bank fees to other assets.

    c.  Elimination of excess of purchase price over net asset acquired.

    d. Allocation of the fair market value of identifiable net assets in excess of the reorganization value in accordance with the purchase method of accounting. The goodwill will be amortized over twenty (20) years.

    e. Recording $51,000,000 of trademark valuation and $2,422,000 in bank commitment and related fees.

    f.  To record additional liabilities.

    g. Recording of $110,000,000 of ten-year notes that bear interest at 12.75% per annum with interest payable semiannually in September and March.

    h.  Recording of the reorganization value of $120,000,000.

    i.  Elimination of divisional equity and intercompany accounts with Leslie
       Fay.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) BUSINESS--

    The Company is principally engaged in the design and sale of women's apparel.

(B) PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements of Kasper include the accounts of all majority-owned companies. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportionate share in the equity or income of the Company's wholly-owned Kasper Holdings Inc. subsidiary.

(C) FAIR VALUE OF FINANCIAL INSTRUMENTS--

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short term maturity of these instruments.

(D) USE OF ESTIMATES--

    The financial statements are prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(E) REORGANIZATION VALUE--

    Reorganization value in excess of identifiable assets is being amortized using the straight-line method over 20 years. The Company, under the requirements of SFAS No. 121, will continually evaluate, based upon income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of this asset warrants revision or that the remaining balance of this asset may not be recoverable.

(F) TRADEMARKS--

    Trademarks are being amortized using the straight-line method over 35 years which is the estimated useful life. The Company, under the requirements of SFAS No. 121, will continually evaluate, based upon income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of this asset warrants revision or that the remaining balance of this asset may not be recoverable.

(G) CASH AND CASH EQUIVALENTS--

    All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.

(H) INVENTORIES--

    Inventories are valued at the lower of cost (first-in, first-out; "FIFO") or market.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
(I) PROPERTY, PLANT AND EQUIPMENT--

    Land, buildings, fixtures, equipment and leasehold improvements are stated at cost. Major replacements or betterments are capitalized. Maintenance and repairs are charged to earnings as incurred. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(J) REVENUE RECOGNITION--

    Sales are recognized upon shipment of products to customers and, in the case of sales by Company owned retail stores, when goods are sold to customers. Allowances for estimated uncollected accounts and discounts are provided when sales are recorded.

(K) ADVERTISING COSTS--

    Costs for advertising are expensed as incurred and are included under selling, warehouse, general and administrative expenses.

(L) INCOME TAXES--

    Prior to the reorganization, as a division of Leslie Fay, the Company was not subject to Federal, State and Local income taxes. Concurrent with the reorganization, the Company became fully subject to such taxes and is subject to the provisions of SFAS No. 109. Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. When recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

(M) STOCK-BASED COMPENSATION--

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB No.25"). Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company elected to account for its stock-based compensation under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123.

(N) EARNINGS PER COMMON SHARE--

    Basic and Fully Diluted Earnings Per Common Share ("EPS") are computed under the provisions of SFAS No. 128. Under this standard, Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
(O) FOREIGN CURRENCY TRANSLATION--

    The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. There is no effect on the statements of operations for all years presented.

(P) RECLASSIFICATION--

    Certain amounts reflected in Fiscal 1997 and Fiscal 1996 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 1998.

NOTE 4. INVENTORIES:

    Inventories consist of the following:

                                                                        JANUARY 2,  JANUARY 3,
                                                                           1999        1998
                                                                        ----------  -----------
                                                                            (IN THOUSANDS)
Raw materials.........................................................  $   38,470   $  32,121
Finished goods........................................................      61,965      46,675
                                                                        ----------  -----------
    Total inventories.................................................  $  100,435   $  78,796
                                                                        ----------  -----------
                                                                        ----------  -----------

NOTE 5. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consist of the following:

                                                                                                         ESTIMATED
                                                                              JANUARY 2,   JANUARY 3,      USEFUL
                                                                                 1999         1998         LIVES
                                                                              -----------  -----------  ------------
                                                                                   (IN THOUSANDS)
Machinery, equipment and fixtures...........................................   $  13,370    $  11,153    5-10 years
Leasehold improvements......................................................       8,700        6,078       5 years
Construction in progress....................................................         311           91           N/A
                                                                              -----------  -----------
Property, plant and equipment, at cost......................................      22,381       17,322
Less: Accumulated depreciation and amortization.............................      (5,500)      (2,985)
                                                                              -----------  -----------
Total property, plant and equipment, net....................................   $  16,881    $  14,337
                                                                              -----------  -----------
                                                                              -----------  -----------

NOTE 6. DEBT:

CREDIT AGREEMENT--

    On June 4, 1997 the Company entered into a three-year financing agreement (the "Credit Agreement") with BankBoston ("BOB") to provide direct borrowings and the issuance of letters of credit on Company's behalf in an aggregate amount not exceeding $100,000,000, with a sublimit on letters of credit of $50,000,000. Direct borrowings bear interest at the higher of the annual rate of interest announced from

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 6. DEBT: (CONTINUED)
time to time by BOB as its "Base Rate" or one-half of one percent (0.50%) above the Federal Funds Effective Rate, plus the Base Rate Applicable Margin of 0.75%. (9.25% at January 3, 1998) and the Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 1.75% annually. At January 2, 1999, there were direct borrowings of approximately $7,569,000 outstanding under the Credit Agreement and approximately $16,385,000 outstanding in letters of credit under the facility. The Company has approximately $27,206,000 available for future borrowings as of January 2, 1999.

    The Credit Agreement contains certain reporting requirements, as well as financial and operating covenants related to capital expenditures and the attainment of a current assets to current liabilities ratio, an interest to earnings ratio and minimum earnings. As collateral for borrowings under the Credit Agreement, the Company has granted to BOB a security interest in substantially all of its assets. In addition, the BOB Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends.

    The Company paid $2,422,000 in commitment and related fees in connection with the credit facility in June 1997. These fees will be amortized as interest and financing costs over the term of the Credit Agreement (three years).

LONG TERM DEBT--

    Pursuant to the reorganization the former creditors of Leslie Fay received 12.75% Senior Notes in the aggregate principal amount of $110,000,000. These notes bear interest at twelve and three quarter percent (12.75%) and mature on June 4, 2004. Interest is paid semi-annually on March 31 and September 30. The Senior Notes contain certain restrictive covenants which include, among others:
(i) generally, no addition to long term debt is allowed until the interest coverage exceeds 1.75 to 1 for four consecutive quarters; (ii) the Company can only make investments in certain high quality investments, such as treasury bills, etc.; (iii) generally, the Company cannot incur any liens upon its property other than those incurred in the ordinary course of business; and (iv) the Company cannot make restricted payments including dividends until it is permitted to incur additional indebtedness in accordance with item (i) above and the Company has accumulated a minimum amount of funds prior to the restrictive payment.

NOTE 7. SHAREHOLDERS EQUITY:

    As provided under the Plan, the authorized common stock of the reorganized company consists of 20,000,000 shares of common stock with a par value of $.01 per share. At June 4, 1997, 6,800,000 were issued and outstanding and were being held by the plan administrator in trust. In July 1997, approximately 5,380,859 of the shares were distributed. Pursuant to the Reorganization Plan, and based on the Company's estimate of the amount of certain outstanding claims by creditors of Leslie Fay that ultimately will be allowed by the Bankruptcy Court, the Plan Administrator currently retains approximately 1,419,141 shares of Common Stock and $22,948,279 principal amount of Senior Notes for payment of certain classes of claims against Leslie Fay. Such shares of Common Stock and Senior Notes are being held in trust by the Plan Administrator under the Reorganization Plan and are disbursed as such claims are either settled or dismissed. In addition, 1,000,000 shares of Preferred Stock of the new reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of the shares have been issued.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 8. INCOME TAXES:

    As a division of Leslie Fay, the Predecessor Company was not subject to Federal, State and Local income taxes. Provisions for deferred taxes were not reflected on the Company's books, but were reflected on Leslie Fay's books and records. Leslie Fay and its subsidiaries filed a consolidated Federal income tax return. AEL, Tomwell and Viewmon file separate returns in Hong Kong. Income taxes have been provided herein for the Predecessor Company as if the Company had filed a separate return in the United States, in addition to the separate returns mentioned above.

    Beginning June 4, 1997, the Reorganized Company became fully subject to such taxes and accounts for income taxes under the liability method prescribed by SFAS No. 109. Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. When recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

    The financial statements for the Predecessor Company reflect an effective tax rate of 40%, which reasonably reflects what the Company's tax rate would have been as a separate company.

    For January 2, 1999 and January 3, 1998, the following provisions for income taxes were made:

                                                                        JANUARY 2,   JANUARY 3,
                                                                           1999         1998
                                                                        -----------  -----------
                                                                             (IN THOUSANDS)
Current:
    Federal...........................................................   $   1,590    $   1,631
    State.............................................................         520          276
    Foreign...........................................................         439           97
                                                                        -----------  -----------
  Total Current:......................................................   $   2,549    $   2,004
                                                                        -----------  -----------
Deferred:
    Federal...........................................................        (257)      (1,056)
                                                                        -----------  -----------
Provision for income taxes............................................   $   2,292    $     948
                                                                        -----------  -----------
                                                                        -----------  -----------

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 8. INCOME TAXES: (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following:

                                                                        JANUARY 2,   JANUARY 3,
                                                                           1999         1998
                                                                        -----------  -----------
                                                                             (IN THOUSANDS)
Deferred tax assets
  A/R reserve.........................................................   $  (1,757)   $  (1,166)
  Inventory, net......................................................      (1,018)        (529)
  Other accruals......................................................        (168)          --
                                                                        -----------  -----------
Total deferred tax assets.............................................      (2,943)      (1,695)
                                                                        -----------  -----------
Deferred tax liabilities
  Amortization........................................................       1,630          601
  Compensation costs..................................................          --           38
                                                                        -----------  -----------
Total deferred tax liabilities........................................       1,630          639
                                                                        -----------  -----------
Net deferred tax assets...............................................   $  (1,313)   $  (1,056)
                                                                        -----------  -----------
                                                                        -----------  -----------

    Management has determined based on the Company's history of operating earnings and its expected income, that operating income will more likely than not be sufficient to fully utilize these deferred tax assets. Accordingly, a valuation allowance is not required for the $1.3 million of deferred tax assets in excess of deferred tax liabilities.

    The difference between the Company's effective income tax rate and the statutory federal income tax rate for fiscal year ended January 2, 1999 and the seven months ended January 3, 1998, is as follows:

                                                                               1999       1998
                                                                             ---------  ---------
                                                                                (IN THOUSANDS,
                                                                               EXCEPT PERCENTS)
Provision for income taxes.................................................  $   2,292  $     948
                                                                             ---------  ---------
Income before taxes........................................................  $   5,462  $   1,920
                                                                             ---------  ---------
Effective tax rate.........................................................       42.0%      49.4%
Net state tax..............................................................       (6.3)      (9.5)
Other......................................................................       (1.7)      (5.9)
                                                                             ---------  ---------
Federal statutory rate.....................................................       34.0%      34.0%
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 9. COMMITMENTS AND CONTINGENCIES:

LEGAL PROCEEDINGS--

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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 9. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The Confirmation Order, inter alia, dismissed with prejudice all pending litigation, and released all claims that could have been brought in litigation. Both prior to and subsequent to the Filing Dates, various class action suits were commenced on behalf of certain prior stockholders of the Company. Any claims against the Company arising out of these suits were discharged as part of, and in accordance with the terms of the Plan. Accordingly, whatever the eventual outcome of these cases, there can be no material financial impact on the Company based on the terms of the Plan.

GENERAL LITIGATION--

    In the ordinary course of business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of Management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.

LEASES--

    The Company rents real and personal property under leases expiring at various dates through 2008. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses.

    Minimum annual rental commitments under leases in effect at January 2, 1999 are summarized as follows:

                                                                              (IN THOUSANDS)
                                                                         ------------------------
                                                                           REAL       EQUIPMENT
FISCAL YEAR ENDED                                                         ESTATE       & OTHER
-----------------------------------------------------------------------  ---------  -------------
1999...................................................................  $   6,055    $      40
2000...................................................................      5,385           --
2001...................................................................      5,027           --
2002...................................................................      4,463           --
2003...................................................................      3,844           --
Later years............................................................     10,941           --
                                                                         ---------          ---
Total minimum lease payments...........................................  $  35,715    $      40
                                                                         ---------          ---
                                                                         ---------          ---

    Rent expense for the fiscal year ended January 2, 1999, seven months ended January 3, 1998, five months ended June 4, 1997 and fiscal year ended December 28, 1996 amounted to $6,563,262, $3,431,529, $3,226,566 and $4,356,709,
respectively.

CONCENTRATIONS OF CREDIT RISK--

    Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the retail apparel business. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended January 2, 1999, January 3, 1998 and December 28, 1996 sales to three customers accounted for approximately 20%, 19% and 17%, 18%, 17% and 14%, and 18%, 15% and 11% of total sales, respectively.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 10. SEGMENT INFORMATION

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") which the Company is required to adopt in the current year. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

    The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear to principally major department stores and specialty shops. In addition, the Company operates 58 retail outlet stores throughout the United States as another distribution channel for its products. For the purposes of decision-making and assessing performance, Management includes the operations of AEL in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

    The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDA. Information on segments and a reconciliation to the consolidated/combined financial statements is as follows:

FISCAL YEAR ENDED JANUARY 2, 1999

                                                                               WHOLESALE    RETAIL    CONSOLIDATED
                                                                               ----------  ---------  ------------
                                                                                         (IN THOUSANDS)
Revenues from external customers.............................................  $  265,986  $  46,103   $  312,089
EBITDA.......................................................................      25,748      5,297       31,045
Depreciation and amortization................................................                               8,602
                                                                                                      ------------
Operating income.............................................................                              22,443
Interest and financing costs.................................................                              16,981
                                                                                                      ------------
Income before provision for income taxes.....................................                               5,462
Income taxes.................................................................                               2,292
                                                                                                      ------------
Net income...................................................................                          $    3,170
                                                                                                      ------------
                                                                                                      ------------
Total Assets.................................................................  $  258,397  $  10,961   $  269,358
Capital Expenditures.........................................................  $    4,917  $     773   $    5,690

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 10. SEGMENT INFORMATION (CONTINUED)
SEVEN MONTHS ENDED JANUARY 3, 1998

                                                                               WHOLESALE    RETAIL    CONSOLIDATED
                                                                               ----------  ---------  ------------
                                                                                         (IN THOUSANDS)
Revenues from external customers.............................................  $  150,774  $  24,828   $  175,602
EBITDA.......................................................................      12,915      3,101       16,016
Depreciation and amortization................................................                               4,738
                                                                                                      ------------
Operating income.............................................................                              11,278
Interest and financing costs.................................................                               9,358
                                                                                                      ------------
Income before provision for income taxes.....................................                               1,920
Income taxes.................................................................                                 948
                                                                                                      ------------
Net income...................................................................                          $      972
                                                                                                      ------------
                                                                                                      ------------
Total Assets.................................................................  $  251,888  $   8,768   $  260,656
Capital Expenditures.........................................................  $    1,247  $     502   $    1,749

FIVE MONTHS ENDED JUNE 4, 1997

                                                                               WHOLESALE    RETAIL    CONSOLIDATED
                                                                               ----------  ---------  ------------
                                                                                         (IN THOUSANDS)
Revenues from external customers.............................................  $  122,322  $  13,785   $  136,107
EBITDA.......................................................................      10,112      1,142       11,254
Depreciation and amortization................................................                               1,191
                                                                                                      ------------
Operating income.............................................................                              10,063
Interest and financing costs.................................................                                 667
                                                                                                      ------------
Income before provision for income taxes.....................................                               9,396
Income taxes.................................................................                               3,758
                                                                                                      ------------
Net income...................................................................                          $    5,638
                                                                                                      ------------
                                                                                                      ------------
Total Assets.................................................................  $  138,960  $   8,090   $  147,050
Capital Expenditures.........................................................  $    2,592  $     517   $    3,109

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 10. SEGMENT INFORMATION (CONTINUED)
FISCAL YEAR ENDED DECEMBER 28, 1996

                                                                               WHOLESALE    RETAIL    CONSOLIDATED
                                                                               ----------  ---------  ------------
                                                                                         (IN THOUSANDS)
Revenues from external customers.............................................  $  289,371  $  22,179   $  311,550
EBITDA.......................................................................      21,764      1,255       23,019
Depreciation and amortization................................................                               2,238
                                                                                                      ------------
Operating income.............................................................                              20,781
Interest and financing costs.................................................                               1,634
                                                                                                      ------------
Income before provision for income taxes.....................................                              19,147
Income taxes.................................................................                               7,659
                                                                                                      ------------
Net income...................................................................                          $   11,488
                                                                                                      ------------
                                                                                                      ------------
Total Assets.................................................................  $  164,931  $   7,950   $  172,881
Capital Expenditures.........................................................  $    5,630  $   1,352   $    6,982

NOTE 11. RETIREMENT PLANS:

(A) DEFINED CONTRIBUTION PLAN

    Kasper established a 401(k) Savings Plan for its employees on June 4, 1997. It is open to employees over the age of 21, who have completed at least twelve consecutive months of service. The Company makes matching contributions up to a percentage of employee contributions. Total contributions to the plan may not exceed the amount permitted pursuant to the Internal Revenue Code. Contributions to the plan for the year ended January 2, 1999 and seven months ended January 3, 1998 were $259,007 and $52,650, respectively.

    Leslie Fay also maintained a qualified voluntary contributory profit sharing plan covering certain salaried, hourly and commission-based employees, including some employees of the Predecessor Company. Certain matching contributions to the plan were mandatory. Other contributions to the plan were discretionary. Total contributions to the plan may not exceed the amount permitted as a deduction pursuant to the Internal Revenue Code. The contributions charged to Kasper for the five months ended June 4, 1997 and the year ended December 28, 1996 amounted to $46,200 and $175,000, respectively.

(B) OTHER

    Leslie Fay participates in multi-employer pension plans, which also covered certain Predecessor Company employees. The plans provide defined benefits to unionized employees. Amounts charged to Kasper for contributions to the pension funds for the five months ended June 4, 1997 and the year ended December 28, 1996, amounted to approximately $283,000 and $629,400, respectively.

    The Company has not established a multi-employer pension plan subsequent to June 4, 1997

    The Company does not provide for postemployment or postretirement benefits other than the plans described above.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 12. STOCK OPTION PLANS:

MANAGEMENT STOCK OPTION PLAN--

    On December 2, 1997, the Board of Directors approved the 1997 Management Stock Option Plan (the "Management Plan"). As of January 2, 1999, the Company had issued Management Options to purchase 1,753,459 shares of Common Stock, which upon issuance will represent approximately 20.5% of the Company's outstanding Common Stock. Such options are exercisable at $14.00 per share and vest as follows: 25% vested immediately with 15% vesting annually thereafter on June 4 from the years 1998 to 2002. The Management Options expire on June 1, 2004.

    The Management Plan provides for the grant to officers and employees of and consultants to the Company and its affiliates who are responsible for or contribute to the management, growth and profitability of the Company of options to purchase Common Stock. The total number of shares of Common Stock for which options may be granted under the Plan is 2,500,000 shares. No participant may be granted stock options in excess of 1,500,000 shares of Common Stock over the life of the Management Plan. Management Options are not transferable by the optionee other than by will or the laws of descent and distribution or to facilitate estate planning, and each option is exercisable during the lifetime of the optionee only by such optionee.

    The Management Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Management Options granted as of the date hereof are nonqualified stock options. The term of each option granted pursuant to the Management Plan may be established by the Committee, in its sole discretion: provided, however, that the maximum term of each option granted pursuant to the Employee Plan is six and one-half years. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option agreement.

NON-EMPLOYEE DIRECTOR STOCK OPTIONS--

    On June 10, 1997, the Board of Directors approved the grant of stock options ("Director Options") to purchase 20,000 shares of Common Stock to each of its five non-employee directors for a total of 100,000 options. Each option has an exercise price of $14.00 per share and will vest ratably over the first three anniversaries following the date of grant. The Director Options will expire on the fifth anniversary of the date of grant. Director Options are not transferable by the optionee other than by will or the laws of descent and distribution or to facilitate estate planning, and each option is exercisable during the lifetime of the optionee only by such optionee. At the date of issuance, the fair market value per share was $15.50.

    On July 30, 1998, the Board of Directors approved the grant of stock options to purchase 20,000 shares of Common Stock to each of its two newly elected directors under the same terms of the Director Options granted on June 10, 1997. In addition, the Director Options granted to the 2 outgoing directors became fully vested as of that date. The market value per share on July 30, 1998 was $13.00.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair market value based method of accounting for an employee stock option but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees". Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosure of net income and earnings per share as if the fair value based method of accounting in SFAS No. 123 had been applied. The Company has elected to account for its stock

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 12. STOCK OPTION PLANS: (CONTINUED) based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, under which no compensation cost has been recognized.

    Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       FISCAL YEAR
                                                                          ENDED     SEVEN MONTHS
                                                                       JANUARY 2,   ENDED JANUARY
                                                                          1999         3, 1998
                                                                       -----------  -------------
                                                                       (IN THOUSANDS, EXCEPT PER
                                                                             SHARE AMOUNTS)
Net Income:        As Reported.......................................   $   3,170     $     972
                   Pro Forma.........................................       1,562        (1,007)
Basic EPS:         As Reported.......................................         .47           .14
                   Pro Forma.........................................         .23          (.15)
Diluted EPS:       As Reported.......................................         .47           .14
                   Pro Forma.........................................         .23          (.15)

    The option price under the Management Plan exceeded the stock's market price on the date of grant. The option price under the Director Options granted on June 4, 1997 was less than the stock's market price on the date of grant. The option price under the Director Options granted on July 30, 1998 was greater than the stock's market price on the date of grant. A summary of the status of the Company's two stock plans at January 2, 1999 and January 3, 1998 and changes during the years then ended is presented in the table and narrative below:

                                                                          FISCAL YEAR ENDED               SEVEN MONTHS ENDED
                                                                           JANUARY 2, 1999                 JANUARY 3, 1998
                                                                    ------------------------------  ------------------------------
                                                                      SHARES       WEIGHTED AVG.      SHARES       WEIGHTED AVG.
                                                                       (000)      EXERCISE PRICE       (000)      EXERCISE PRICE
                                                                    -----------  -----------------  -----------  -----------------
Outstanding at beginning of year..................................       1,853       $      14              --       $      --
Granted...........................................................          40              14           1,853              14
Exercised.........................................................          --              --              --              --
Forfeited.........................................................          --              --              --              --
Expired...........................................................          --              --              --              --
                                                                         -----             ---           -----             ---
Outstanding at end of year........................................       1,893       $      14           1,853       $      14
                                                                         -----             ---           -----             ---
Exercisable at end of year........................................         761       $      14             438       $      14
                                                                         -----             ---           -----             ---
Weighted average of fair value of options granted.................   $    4.66                       $    4.65

    All of the options outstanding at January 2, 1999 have an exercise price of $14 and a weighted average remaining contractual life of 5.7 years. 761 of these options are exercisable.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1998, respectively: risk-free interest rate of 5.8% for the Management Plan and 6.4% and 5.6% for the Director Options; expected stock price volatility of 34% for the Management Plan and 34% and 40% for the Director Plan; and expected dividend yield of 0% and expected lives of 5 years for both plans.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 13. INCOME PER SHARE:

    In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method.

                                                                                        FISCAL YEAR  SEVEN MONTHS
                                                                                           ENDED         ENDED
                                                                                        JANUARY 2,    JANUARY 3,
                                                                                           1999          1998
                                                                                        -----------  -------------
                                                                                         (IN THOUSANDS EXCEPT PER
                                                                                              SHARE AMOUNTS)
NUMERATOR:
  BASIC EPS
    Income available to common shareholders...........................................   $   3,170     $     972
      Effect of Dilutive Securities:
        Non-Employee Director Stock Options...........................................          --            --
        Management Stock Options......................................................          --            --
                                                                                        -----------       ------
  DILUTED EPS
    Income available to common shareholders...........................................   $   3,170     $     972
                                                                                        -----------       ------
DENOMINATOR:
  BASIC EPS
    Weighted average shares outstanding...............................................       6,800         6,800
      Effect of Dilutive Securities:
        Non-Employee Director Stock Options...........................................          --             5
        Management Stock Options......................................................          --            --
                                                                                        -----------       ------
  DILUTED EPS
    Weighted average shares outstanding and assumed conversions.......................       6,800         6,805
                                                                                        -----------       ------
  BASIC EPS...........................................................................         .47           .14
  DILUTED EPS.........................................................................         .47           .14

    The Management Stock Options issued on December 2, 1997 and the Director Options granted on July 30, 1998 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, for the entire time outstanding during the year. All options were still outstanding at January 2, 1999.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION:

    Net cash paid for interest and income taxes were as follows:

                                                                        JANUARY 2,   JANUARY 3,
                                                                           1999         1998
                                                                        -----------  -----------
                                                                             (IN THOUSANDS)
Interest..............................................................   $  16,866    $   5,869
Income taxes..........................................................       3,202        1,462

NOTE 15. UNAUDITED QUARTERLY RESULTS:

    Unaudited quarterly financial information for 1998 and 1997 is set forth as follows:

                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                           ------------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH
1998                                                        QUARTER    QUARTER    QUARTER    QUARTER
---------------------------------------------------------  ---------  ---------  ---------  ---------
Net Sales................................................  $  96,132  $  62,371  $  94,080  $  59,506
Gross Profit.............................................     28,172     17,864     30,828     16,165
Net Income (loss)........................................      4,008     (2,225)     5,175     (3,788)
Net Income (loss) per share..............................  $    0.59  $   (0.33) $    0.76      (0.56)

                                                              FIRST           SECOND           THIRD      FOURTH
1997                                                         QUARTER         QUARTER          QUARTER     QUARTER
----------------------------------------------------------  ---------  --------------------  ----------  ---------
                                                                PREDECESSOR
                                                                  COMPANY               REORGANIZED COMPANY
                                                            --------------------  --------------------------------
Net Sales.................................................  $  99,231  $  36,876  $  16,864  $  103,795  $  54,943
Gross Profit..............................................     25,066      9,562      4,709      29,265     13,844
Net Income (loss).........................................      5,342        296     (1,456)      5,770     (3,342)
Net Income (loss) per share...............................  $      --  $      --  $   (0.21) $     0.85  $   (0.50)

    Due to the implementation of the Reorganization and fresh start accounting, per share data for the predecessor company have been excluded as they are not comparable.

NOTE 16. SUBSEQUENT EVENTS

    On March 16, 1999, the Company issued a joint press release with Anne Klein Company LLC ("Anne Klein") announcing, among other things, that the Company and Anne Klein signed a definitive agreement for the Company to purchase Anne Klein's trademarks and selected related assets (the "Purchase Transaction"). The Company and Anne Klein also jointly announced the signing of a licensing agreement under which Anne Klein granted to the Company an exclusive, international license for ANNE KLEIN-Registered Trademark- women's and girls' sportswear, suits and dresses under the ANNE KLEIN-Registered Trademark-, ANNE KLEIN II-Registered Trademark- and A LINE ANNE KLEIN-TM- trademarks. Completion of the Purchase Transaction and the licensing agreement are subject to obtaining certain required regulatory and other consents and approvals. Completion of the Purchase Transaction is also subject to attaining financing for the trademark acquisition.

    Further to the discussion in Note 1, following a distribution during the first quarter of fiscal 1999, the Plan Administrator retains approximately 177,268 shares of Common Stock and $2,868,000 principle amount of Senior Notes for payment to certain outstanding classes of claims against Leslie Fay pursuant to the Reorganization Plan.

                                                                     SCHEDULE II

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                           BALANCE AT                                 BALANCE AT
                                                          BEGINNING OF  COSTS CHARGED   DEDUCTIONS      END OF
DESCRIPTION                                                  PERIOD      TO EXPENSE         (1)         PERIOD
--------------------------------------------------------  ------------  -------------  -------------  -----------
FISCAL YEAR ENDED JANUARY 2, 1999:

  Allowance for possible losses on accounts
    receivable..........................................   $  (18,725)   $   (60,629)    $  62,600     $ (16,754)

SEVEN MONTHS ENDED JANUARY 3, 1998:

  Allowance for possible losses on accounts
    receivable..........................................   $  (14,021)   $   (36,426)    $  31,722     $ (18,725)

------------------------

(1) Discounts, returns and allowances granted to customers and charged against reserve.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KASPER A.S.L., LTD.
                                (Registrant)

                                By:             /s/ DENNIS P. KELLY
                                     -----------------------------------------
                                                  Dennis P. Kelly
                                              Chief Financial Officer

Dated: March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board and
     /s/ ARTHUR S. LEVINE         Chief Executive Officer
------------------------------    (Principal Executive         March 30, 1999
       Arthur S. Levine           Officer)

     /s/ DENNIS P. KELLY        Chief Financial Officer
------------------------------    (Principal Financial and     March 30, 1999
       Dennis P. Kelly            Accounting Officer)

   /s/ LESTER E. SCHREIBER      Chief Operating Officer and
------------------------------    Director                     March 30, 1999
     Lester E. Schreiber

  /s/ WILLIAM J. NIGHTINGALE    Director
------------------------------                                 March 30, 1999
    William J. Nightingale

  /s/ SALVATORE M. SALIBELLO    Director
------------------------------                                 March 30, 1999
    Salvatore M. Salibello

    /s/ LARRY G. SCHAFRAN       Director
------------------------------                                 March 30, 1999
      Larry G. Schafran

                                Director
------------------------------                                 March   , 1999
        Denis J. Taura

    /s/ OLIVIER TROUVEROY       Director
------------------------------                                 March 30, 1999
      Olivier Trouveroy