Form 10-Q
period 1999-04-03
KASPER A S L LTD
filed 1999-05-18
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

                         Commission file number: 0-24179

                                     -------

                               KASPER A.S.L., Ltd.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           22-3497645
------------------------                        --------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     |X| Yes     |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      |X| Yes     |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 17, 1999 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets at April 3, 1999 and January 2, 1999 . . . . . . 3

            Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                     April 3, 1999 and Thirteen weeks ended April 4, 1998. . . . . . . . . . . . . 4

            Condensed Consolidated Statements of Cash Flows for the Thirteen weeks ended
                     April 3, 1999 and Thirteen weeks ended April 4, 1998. . . . . . . . . . . . . 5

            Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . 8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                    ---------------------------------
                                                                       April 3,          January 2,
                              ASSETS                                     1999               1999
                                                                    ---------------------------------
                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents....................................      $  3,240          $  2,437

     Accounts receivable-net of allowances for possible losses of
         $18,639 and $16,754, respectively........................        63,810            32,721

     Inventories..................................................        80,291           100,435

     Prepaid expenses and other current assets....................         7,584             6,068
                                                                        --------          --------

     Total Current Assets.........................................       154,925           141,661
                                                                        --------          --------

Property, Plant and Equipment, at cost less accumulated
     depreciation and amortization of $6,296 and $5,500,
     respectively.................................................        16,552            16,881

Reorganization value in excess of identifiable assets, net of
     accumulated amortization of $5,975 and $5,160, respectively..        59,206            60,021

Trademarks, net of accumulated amortization of $2,671 and $2,307,
     respectively.................................................        48,329            48,693

Other Assets, at cost less accumulated amortization of $1,658 and
      $1,449, respectively........................................         1,893             2,102
                                                                        --------          --------

     Total Assets.................................................      $280,905          $269,358
                                                                        ========          ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Accounts payable.............................................       $12,684           $14,539

     Accrued expenses and other current liabilities...............         5,914             6,668

     Interest Payable.............................................           125             3,797

     Income taxes payable.........................................         4,203               646
                                                                        --------          --------

     Total Current Liabilities....................................        22,926            25,650

Long-Term Liabilities:

     Deferred Taxes...............................................         1,630             1,630

     Long-Term Debt...............................................       110,000           110,000

     Bank Revolver................................................        16,638             7,569

     Minority Interest............................................           568               459
                                                                        --------          --------

     Total Liabilities............................................       151,762           145,308

Commitments and Contingencies

Shareholders' Equity:

     Common Stock, $0.01 par value; 20,000,000 shares
         authorized; 6,800,000 shares issued and outstanding......            68                68

     Preferred Stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding..................            --                --

     Capital in excess of par value...............................       119,932           119,932

     Retained Earnings............................................         9,289             4,142

     Cumulative Other Comprehensive Income........................         (146)              (92)
                                                                        --------          --------

     Total Shareholders' Equity...................................       129,143           124,050
                                                                        --------          --------

     Total Liabilities and Shareholders' Equity...................      $280,905          $269,358
                                                                        ========          ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          Thirteen Weeks        Thirteen Weeks
                                                              Ended                 Ended
                                                             April 3,              April 4,
                                                               1999                  1998
                                                        -------------------    -----------------
                                                           (Unaudited)            (Unaudited)
Net Sales......................................             $  98,286             $  96,132

Cost of Sales..................................                66,288                67,960
                                                            ---------             ---------

Gross Profit...................................                31,998                28,172

Operating Expenses:

Selling, general and administrative expenses...                16,626                15,089

Depreciation and Amortization..................                 2,197                 2,059
                                                            ---------             ---------

Total operating expenses.......................                18,823                17,148
                                                            ---------             ---------

Operating income...............................                13,175                11,024

Interest and Financing Costs...................                 4,302                 4,111
                                                            ---------             ---------

Income before provision for income taxes.......                 8,873                 6,913

Provision for Income Taxes.....................                 3,726                 2,905
                                                            ---------             ---------

Net Income.....................................             $   5,147             $   4,008
                                                            =========             =========

Basic earnings per common share................                   .76                   .59
                                                            =========             =========

Diluted earnings per common share..............                   .76                   .59
                                                            =========             =========

Weighted average number of shares used in computing
   Basic earnings per common share.............             6,800,000             6,800,000

Weighted average number of shares used in computing
   Diluted earnings per common share...........             6,800,000             6,800,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Thirteen Weeks        Thirteen Weeks
                                                                                Ended                 Ended
                                                                          ------------------    ------------------
                                                                                April 3,              April 4,
                                                                                1999                  1998
                                                                          ------------------    ------------------
                                                                             (Unaudited)           (Unaudited)
Cash Flows from Operating Activities:
Net Income........................................................           $  5,147              $  4,008
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization..................................              1,369                 1,302
   Amortization of reorganization value in excess of identifiable
        assets....................................................                815                   814
   Income applicable to minority interest.........................                109                   520
   Change in allowance for possible losses on accounts receivable.              1,885                 1,544
(Increase) decrease in:
   Accounts receivable............................................            (32,974)              (35,350)
   Inventories....................................................             20,144                 3,672
   Prepaid expenses and other current assets......................             (1,516)                 (750)
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities            (2,609)                  570
   Interest payable...............................................             (3,672)               (3,507)
   Income taxes payable...........................................              3,557                 2,607
                                                                              -------               -------
Total adjustments.................................................            (12,892)              (28,578)
                                                                              -------               -------
Net cash used in operating activities.............................             (7,745)              (24,570)
                                                                              -------               -------

Cash Flows from Investing Activities:

   Capital expenditures net of proceeds from the sale of fixed assets            (467)                 (844)
                                                                              -------               -------
Net cash used in investing activities.............................               (467)                 (844)
                                                                              -------               -------

Cash Flows from Financing Activities:
   Bank Revolver..................................................              9,069                10,923
                                                                              -------               -------
Net cash provided by financing activities.........................              9,069                10,923

Effect of exchange rate changes on cash and cash equivalents......                (54)                   (4)
                                                                              -------               -------
Net increase (decrease) in cash and cash equivalents..............                803               (14,495)

Cash and cash equivalents, at beginning of period.................              2,437                16,677
                                                                              -------               -------
Cash and cash equivalents, at end of period.......................           $  3,240              $  2,182
                                                                              =======               =======

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

         The Condensed Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted from this report; as is permitted by such rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated/Combined Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended January 2, 1999.

         In the opinion of management, the accompanying interim Condensed Consolidated Financial Statements contain all material adjustments necessary to present fairly the Condensed Consolidated financial condition, results of operations, and changes in financial position of Kasper and its subsidiaries for the interim periods presented.

NOTE 2. INVENTORIES

      Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

      Inventories consist of the following:

                                                   April 3,        January 2,
                                                     1999            1999
                                                   ---------      ---------
                                                         (in thousands)

          Raw materials                            $ 37,456       $  38,470
          Finished goods                             42,835          61,965
                                                   ---------      ---------
                   Total inventories               $ 80,291       $ 100,435
                                                   =========      =========

NOTE 3. INCOME PER SHARE

         The computation of income per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 4. DEBT

         At April 3, 1999, there were direct borrowings of $16,638,000 outstanding under the BankBoston Credit Agreement and approximately $17,094,000 outstanding in letters of credit under the facility. The Company has approximately $35,700,000 available for future borrowings as of April 3, 1999. The facility has been amended to update certain financial ratios, convenants and limits on capital expenditures.

NOTE 5. SEGMENT INFORMATION

     The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear to principally major department stores and specialty shops. In addition, the Company operates 55 retail outlet stores throughout the United States as another distribution channel for its products. For the purposes of decision-making and assessing performance, Management includes the operations of Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

     The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDA. Information on segments and a reconciliation to the consolidated financial statements is as follows:

Thirteen Weeks ended April 3, 1999

                                                     Wholesale         Retail         Consolidated
                                                  ---------------- ---------------  -----------------
                                                                  (in thousands)

Revenues from external customers                     $  87,178        $  11,108          $  98,286
EBITDA                                                  14,766              606             15,372
Depreciation and amortization                                                                2,197
                                                                                            ------
Operating income                                                                            13,175
Interest and financing costs                                                                 4,302
                                                                                            ------
Income before provision for income taxes                                                     8,873
Income taxes                                                                                 3,726
                                                                                            ======
Net income                                                                               $   5,147
                                                                                            ======

Thirteen Weeks ended April 4, 1998

                                                     Wholesale         Retail         Consolidated
                                                  ---------------- ---------------  -----------------
                                                                   (in thousands)

Revenues from external customers                    $   87,229        $   8,903          $  96,132
EBITDA                                                  12,966              117             13,083
Depreciation and amortization                                                                2,059
                                                                                            ------
Operating income                                                                            11,024
Interest and financing costs                                                                 4,111
                                                                                            ------
Income before provision for income taxes                                                     6,913
Income taxes                                                                                 2,905
                                                                                            ======
Net income                                                                               $   4,008
                                                                                            ======

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

Results of Operations

Thirteen Weeks Ended April 3, 1999 as Compared to Thirteen Weeks ended April 4, 1998

                                 Net Sales by Segment
                              (000's except percentages)
                        First Quarter         %              First Quarter         %
                            1999          of Total                1998          of Total
                        -------------                        -------------
Wholesale                 $87,178          88.7%                $87,229         90.7%
Retail                     11,108          11.3%                  8,903          9.3%
                          -------         -----                 -------        -----
Total sales               $98,286         100.0%                $96,132        100.0%


                                   EBITDA by Segment
                              (000's except percentages)
                        First Quarter         %              First Quarter         %
                            1999          of Total                1998          of Total
                        -------------                        -------------

Wholesale                 $14,766          96.1%                $12,966         99.1%
Retail                        606           3.9%                    117          0.9%
                          -------         -----                 -------        -----
Total sales               $15,372         100.0%                $13,083        100.0%

         Net Sales

         Net Sales for the thirteen weeks ended April 3, 1999 (the "first quarter 1999") were $98.3 million as compared to $96.1 for the thirteen weeks ended April 4, 1998 (the "first quarter 1998"). Despite the decision to discontinue the Nina Charles(TM) label as of Fall 1998, which in the first quarter 1998 contributed $2.5 million in sales, wholesale sales remained comparable with sales for both the first quarter 1999 and the first quarter 1998 totaling $87.2 million.

         Retail sales increased to $11.1 million in the first quarter 1999 from $8.9 million in the first quarter 1998, an increase of $2.2 million or 24.7% due in part to the net addition of 7 retail outlet stores over the last 12 months. Comparable store sales contributed to the retail growth with first quarter 1999 sales of $9.2 million compared to $8.5 million for the first quarter 1998, an increase of 8.2%.

         Gross Profit

         Gross Profit as a percentage of net sales increased to 32.6% for the first quarter 1999, compared to 29.3% for the first quarter 1998. The improvement over the first quarter 1998 can be attributed to the improved performance at the wholesale level as well as the higher retail sales and continued cost benefits as a result of macroeconomic conditions in Asia. Wholesale gross profit as a percentage of sales increased to 31.7% in the first quarter 1999 from 28.2% in the first quarter 1998 as a result of improved performance of the sportswear line as well as the discontinuance of Nina Charles(TM).

         Retail gross profit as a percentage of sales decreased to 39.4% in the first quarter 1999 from 39.7% in the first quarter 1998 due to an increase in markdowns.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $16.6 million in the first quarter 1999 as compared to $15.1 million in the first quarter 1998, an increase of $1.5 million. Approximately $300 thousand of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 7 retail outlet stores.

          The remaining increase is associated with Wholesale operations. Advertising expenses increased by approximately $200 thousand primarily as a result of the continuing national advertising campaign. Administrative expenses increased approximately $650 thousand as a result of Year 2000 compliance testing and remediation along with other information system projects, increased salary costs associated with a newly created executive vice president position and increased bonus accruals. Increases in production and design totaling approximately $400 thousand relate primarily to increased personnel costs and were offset in part by a decrease in selling of approximately $150 thousand as a result of the discontinuance of Nina Charles(TM). The remaining increase is the result of modest combined increases in shipping and international operations. Occupancy costs remained stable.

         Earnings before Interest, Taxes, Depreciation and Amortization

         Earnings before Interest, Taxes, Depreciation and Amortization, ("EBITDA") increased to $15.4 million in the first quarter 1999 from $13.1 million in the first quarter 1998, an increase of $2.3 million or 17.6%. Wholesale EBITDA increased $1.8 million during the period as a result of increased gross profits, which were partially offset by the increased selling, general, and administrative expenses discussed above. Retail experienced an increase in EBITDA of $0.5 million reflecting the increased sales and associated selling, general and administrative expenses relating to the additional 7 new stores during the first quarter 1999.

         Amortization of Reorganization Asset

         As a result of the reorganization of Leslie Fay, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the first quarter 1999 and 1998 totaling approximately $800 thousand.

         Depreciation and Amortization

         Depreciation and amortization totaled $1.4 million in the first quarter 1999 and $1.3 million in the first quarter 1998, and consist of the amortization charges associated with the trademarks and bank fees associated with the financing agreement, as well as fixed asset depreciation. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in both the first quarter 1999 and 1998 of approximately $400 thousand. The bank fees are being amortized over the life of the financing agreement, which is three years, and resulted in approximately $200 thousand of amortization charges for both the first quarter 1999 and 1998.

         Interest and Financing Costs

         Interest and financing costs increased to $4.3 million in the first quarter 1999 from $4.1 million in the first quarter 1998, an increase of approximately $200 thousand. Interest is primarily attributable to the expense on the $110 million Senior Notes, which were issued on June 4, 1997. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes for the first quarter 1999 totaled $3.5 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

         Income Taxes

         Provision for income taxes was $3.7 million for the first quarter 1999. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

Liquidity and Capital Resources

         Net cash used in operating activities decreased to $7.7 million during the first quarter 1999 as compared to $24.6 million for the first quarter 1998, primarily as a result of the decrease in inventory from the beginning of the year.

         The Company's main sources of liquidity have been cash flows from operations and credit facilities. Effective June 5, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions. The facility, as amended, provides for a sub-limit for letters of credit of $50 million. The working capital facility is secured by substantially all the assets of the Company. The working capital facility expires in fiscal 2000 and provides for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The facility provides for the maintenance of certain financial ratios and covenants and sets limits on the amount of capital expenditures and dividends to shareholders. Availability under the facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. The facility has been amended to update certain financial ratios, covenants and limits on capital expenditures. As of April 3, 1999, there were direct borrowings of $16.6 million outstanding, $17.1 million in letters of credit outstanding and $35.7 million available for future borrowings.

         Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes for the first quarter 1999 totaled $3.5 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

         The Company has a factoring/financing agreement with Heller Financial, Inc. ("Heller"). The agreement had a two-year term expiring in February 1998. It provided for Heller to act as the credit and collection arm of the Company. The Company would receive funds from Heller as the receivables were collected. Any amounts unpaid after 120 days would be guaranteed and paid to the Company by the factor. The cost was .4% for the first $240 million in sales and .35% for sales above that amount. The agreement was amended in January 1998 to add an additional 18 months to the term of the arrangement and lower the rate to .35% for the first $250 million in sales and
 .3% on the excess over that amount.

         Capital expenditures were $.5 million and $.8 million for the first quarter 1999 and first quarter 1998, respectively. Capital expenditures for the first quarter 1999 represent funds spent for new retail stores, information systems, overseas facilities development and general improvements.

         On March 16, 1999, the Company issued a joint press release with Anne Klein Company LLC ("Anne Klein") announcing, among other things, that the Company and Anne Klein signed a definitive agreement for the Company to purchase Anne Klein's trademarks and selected related assets (the "Purchase Transaction"). The Company and Anne Klein also jointly announced the signing of a licensing agreement under which Anne Klein granted to the Company an exclusive, international license for ANNE KLEIN(R), ANNE KLEIN II(R) AND A LINE ANNE KLEIN(TM) trademarks. Completion of the Purchase Transaction is subject to obtaining certain consents and approvals and the attainment of financing. The Company is currently in the process of exploring financing alternatives for the Purchase Transaction and obtaining the required contents.

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

Costs

         The total cost associated with the required testing and modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $750,000. This cost estimate may change as the Company progresses in its Year 2000 project and obtains additional information and conducts further testing.

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

Disclosure Regarding Forward-Looking Information

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include all discussions of trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies as well as statements that contain such forward-looking statements as "believes," "anticipates," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will," and similar terms and phrases, including the negative thereof. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Furthermore, forward-looking statements may be included in our other filings with the Securities and Exchange Commission as well as in press releases or oral statements made by or with the approval of the Company's authorized executive officers.

         We caution you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although we believe that the assumptions and expectations reflected in the forward-looking statements contained in this report are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following cautionary statements ("Cautionary Statements"):

o  general economic conditions;

o the ability of the Company to adapt to changing consumer preferences and tastes;

o  the Company's limited operating history;

o  potential fluctuations in the Company's operating costs and results;

o  the Company's concentrations of revenues;

o  challenges facing the Company related to its rapid growth;

o  the Company's dependence on a limited number of suppliers;

o the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues;

o the ability of the Company to successfully complete the Purchase Transaction and integrate those businesses into the Company's exisiting businesses; and

o time constraints on the Company's management in completing the Purchase Transaction.

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)       Exhibits:

                  10.1(a) Amendment No. 1 to Revolving Credit Agreement, dated October 4, 1997

                  10.1(b) Amendment No. 2 to Revolving Credit Agreement, dated November 11, 1997

                  10.1(c) Amendment No. 3 to Revolving Credit Agreement, dated May 29, 1998

                  10.1(d) Amendment No. 4 to Revolving Credit Agreement, dated December 31, 1998

                  27       Financial Data Schedule

        (b)       Reports on Form 8-K:

                  During the quarter ended April 3, 1999, a Current Report on Form 8-K, dated March 16, 1999, was filed with the Commission by the Company announcing the signing of a definitive agreement for the Company to purchase the trademarks and selected related assets of Anne Klein Company LLC ("Anne Klein"). The Company and Anne Klein also jointly announced the signing of a licensing agreement under which Anne Klein granted to the Company an exclusive, international license under the ANNE KLEIN(R), ANNE KLEIN II(R) and A LINE ANNE KLEIN(TM) trademarks.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Kasper A.S.L., Ltd.
                                  (Registrant)
Dated:   May 17, 1999

                               /s/ Arthur S. Levine
                               ------------------------------------
                               Arthur S. Levine
                               Chairman and Chief Executive Officer


                               /s/ Dennis P. Kelly
                               ------------------------------------
                               Dennis P. Kelly
                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

10.1(a)           Amendment No. 1 to Revolving Credit Agreement, dated October
                  4, 1997

10.1(b)           Amendment No. 2 to Revolving Credit Agreement, dated November
                  11, 1997

10.1(c)           Amendment No. 3 to Revolving Credit Agreement, dated May 29,
                  1998

10.1(d)           Amendment No. 4 to Revolving Credit Agreement, dated December
                  31, 1998

27                EDGAR Data Schedule