Form 10-Q
period 1999-07-03
KASPER A S L LTD
filed 1999-08-17
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JULY 3, 1999
                               ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to
                               -----------    -----------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 16, 1999 was 6,800,000.


#792931 v1

                      KASPER A.S.L., LTD. AND SUBSIDIARIES




                                      INDEX


                                                                                                                       Page No.
                                                                                                                       --------
PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements:
                     Condensed Consolidated Balance Sheets at July 3, 1999 and January 2, 1999 . . . . . . . . . . . . . . 3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                               July 3, 1999 and Thirteen weeks ended July 4, 1998 . . . . . . . . . . . . . . . . . . . .  4

                     Condensed Consolidated Statements of Operations for the Twenty-six weeks ended
                               July 3, 1999 and Twenty-six weeks ended July 4, 1998 . . . . . . . . . . . . . . . . . . . .5

                     Condensed Consolidated Statements of Cash Flows for the Twenty-six weeks ended
                               July 3, 1999 and Twenty-six weeks ended July 4, 1998 . . . . . . . . . . . . . . . . . . . .6

                     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . .  10


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21



ITEM 1.  FINANCIAL STATEMENTS

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                ------------------ ---- ----------------
                                    ASSETS                                            JULY 3,              JANUARY 2,
                                                                                      1999                   1999
                                                                                ------------------ ---- ----------------
                                                                                   (Unaudited)
Current Assets:

      Cash and cash equivalents..............................................            $ 10,886               $ 2,437

      Accounts receivable-net of allowances for possible losses of
           $15,621 and $16,754, respectively.................................              31,651                32,721

      Inventories............................................................              84,467               100,435

      Prepaid expenses and other current assets..............................               6,453                 6,068
                                                                                ------------------      ----------------

      Total Current Assets...................................................             133,457               141,661
                                                                                ------------------      ----------------

Property, Plant and Equipment, at cost less accumulated
      depreciation and amortization of $7,105 and $5,500,
      respectively...........................................................              16,281                16,881

Reorganization value in excess of identifiable assets, net of
      accumulated amortization of $6,790 and $5,160, respectively............              58,391                60,021

Trademarks, net of accumulated amortization of $3,036 and $2,307, respectively             47,964                48,693

Other Assets, at cost less accumulated amortization of $1,868 and $1,449,
      respectively...........................................................               5,824                 2,102
                                                                                ------------------      ----------------
      Total Assets...........................................................            $261,917              $269,358
                                                                                ==================      ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

      Accounts payable.......................................................             $13,189               $14,539

      Accrued expenses and other current liabilities.........................               6,180                 6,668

      Interest Payable.......................................................               3,557                 3,797

      Income taxes payable...................................................               1,239                   646
                                                                                ------------------      ----------------

      Total Current Liabilities..............................................              24,165                25,650

Long-Term Liabilities:

      Deferred Taxes.........................................................               1,630                 1,630

      Long-Term Debt.........................................................             110,000               110,000

      Bank Revolver..........................................................                  --                 7,569

      Minority Interest......................................................                 426                   459
                                                                                ------------------      ----------------
      Total Liabilities......................................................             136,221               145,308

Commitments and Contingencies

Shareholders' Equity:

      Common Stock, $0.01 par value; 20,000,000 shares
           authorized; 6,800,000 shares issued and outstanding...............                  68                    68

      Preferred Stock, $0.01 par value; 1,000,000 shares
           authorized; none issued and outstanding...........................                  --                    --

      Capital in excess of par value.........................................             119,932               119,932

      Retained Earnings......................................................               5,881                 4,142

      Cumulative Other Comprehensive Income..................................               (185)                  (92)
                                                                                ------------------      ----------------

      Total Shareholders' Equity.............................................             125,696               124,050
                                                                                ------------------      ----------------

      Total Liabilities and Shareholders' Equity.............................            $261,917              $269,358
                                                                                ==================      ================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    THIRTEEN WEEKS             THIRTEEN WEEKS
                                                                        ENDED                      ENDED
                                                                        JULY 3,                    JULY 4,
                                                                         1999                       1998
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net Sales..............................................                        $55,760                    $62,371

Cost of Sales..........................................                         39,371                     44,507
                                                                 ----------------------     ----------------------
Gross Profit...........................................                         16,389                     17,864

Operating Expenses:

Selling, general and administrative expenses...........                         16,087
                                                                                                           15,628
Depreciation and Amortization..........................                          2,235                      2,059
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         18,322                     17,687
                                                                 ----------------------     ----------------------
Operating (loss) income................................                        (1,933)                        177

Interest and Financing Costs...........................                          3,943                      4,017
                                                                 ----------------------     ----------------------
Loss before provision for income taxes.................                        (5,876)                    (3,840)

Provision for Income Taxes.............................                        (2,468)                    (1,615)
                                                                 ----------------------     ----------------------
Net Loss...............................................                       $(3,408)                  $ (2,225)
                                                                 ======================     ======================
Basic loss per common share............................                          (.50)                      (.33)
                                                                 ======================     ======================
Diluted loss per common share..........................                          (.50)                      (.33)
                                                                 ======================     ======================
Weighted average number of shares used in computing Basic
   earnings per common share...........................                      6,800,000                  6,800,000

Weighted average number of shares used in computing Diluted
   earnings per common share...........................                      6,800,000                  6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   TWENTY-SIX WEEKS           TWENTY-SIX WEEKS
                                                                         ENDED                      ENDED
                                                                        JULY 3,                    JULY 4,
                                                                         1999                       1998
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net Sales..............................................                       $154,046                   $158,503

Cost of Sales..........................................                        105,660                    112,467
                                                                 ----------------------     ----------------------
Gross Profit...........................................                         48,386                     46,036

Operating Expenses:

Selling, general and administrative expenses...........                         32,713
                                                                                                           30,717
Depreciation and Amortization..........................                          4,431                      4,118
                                                                 ----------------------     ----------------------

Total operating expenses...............................                         37,144                     34,835
                                                                 ----------------------     ----------------------
Operating income.......................................                         11,242                     11,201

Interest and Financing Costs...........................                          8,245                      8,128
                                                                 ----------------------     ----------------------
Income before provision for income taxes...............                          2,997                      3,073

Provision for Income Taxes.............................                          1,258                      1,290
                                                                 ----------------------     ----------------------
Net Income.............................................                         $1,739                    $ 1,783

                                                                 ======================     ======================
Basic earnings per common share........................                            .26                        .26
                                                                 ======================     ======================
Diluted earnings per common share......................                            .26                        .26
                                                                 ======================     ======================
Weighted average number of shares used in computing Basic
   earnings per common share...........................                      6,800,000                  6,800,000

Weighted average number of shares used in computing Diluted
   earnings per common share...........................                      6,800,000                  6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   TWENTY-SIX WEEKS          TWENTY-SIX WEEKS
                                                                                         ENDED                     ENDED
                                                                                 ----------------------    ----------------------
                                                                                       JULY 3, 1999              JULY 4, 1998
                                                                                 ----------------------    ----------------------
                                                                                      (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................................                   $1,739                   $ 1,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization.............................................                    2,753                     2,564
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                    1,630                     1,629
   (Loss) income applicable to minority interest.............................                     (33)                       469
   Change in allowance for possible losses on accounts receivable............                  (1,133)                     (161)
(Increase) decrease in:
   Accounts receivable.......................................................                    2,203                   (5,070)
   Inventories...............................................................                   15,968                  (12,332)
   Prepaid expenses and other current assets.................................                    (385)                   (1,544)
   Other assets..............................................................                  (4,141)                        --
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........                  (1,838)
                                                                                                                         (1,416)
   Interest payable..........................................................                    (240)                        19
   Income taxes payable......................................................                      593                     (682)
                                                                                 ----------------------    ----------------------
Total adjustments............................................................                   15,377                  (16,524)
                                                                                 ----------------------    ----------------------
Net cash provided by (used in) operating activities..........................                   17,116                  (14,741)
                                                                                 ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ................................................                  (1,005)                   (3,334)
                                                                                 ----------------------    ----------------------
Net cash used in investing activities........................................                  (1,005)                   (3,334)
                                                                                 ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Revolver.............................................................                  (7,569)                     4,381
                                                                                 ----------------------    ----------------------
Net cash (used in) provided by financing activities..........................                  (7,569)                     4,381

Effect of exchange rate changes on cash and cash equivalents.................                     (93)                      (59)
                                                                                 ----------------------    ----------------------
Net increase (decrease) in cash and cash equivalents.........................                    8,449                  (13,753)

Cash and cash equivalents, at beginning of period............................                    2,437                    16,677
                                                                                 ----------------------    ----------------------
Cash and cash equivalents, at end of period..................................                  $10,886                    $2,924
                                                                                 ======================    ======================

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

NOTE 2.  INVENTORIES

           Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

           Inventories consist of the following:

                                               JULY 3, 1999     JANUARY 2, 1999
                                               ------------     ---------------
                                                       (in thousands)

           Raw materials                         $37,307             $38,470
           Finished goods                         47,160              61,965
                                               ---------           ---------
                      Total inventories         $84,467            $ 100,435
                                               =========           =========

NOTE 3.   INCOME (LOSS) PER SHARE

           The computation of income (loss) per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 4.   DEBT

           At July 3, 1999, there were no direct borrowings outstanding under the BankBoston Credit Agreement and approximately $13,080,000 outstanding in letters of credit under the facility. The Company has approximately $41,113,000 available for future borrowings as of July 3, 1999.


           On July 9, 1999, the facility was amended by the Amended and Restated Revolving Credit Facility, (the "Revolving Credit Facility"), led by The Chase Manhattan Bank in order to fund Kasper's working capital requirements and to finance the purchase of the Anne Klein Company LLC ("Anne Klein") trademarks (see Note 5). The Revolving Credit Facility provides Kasper with two revolving credit lines aggregating up to $125 million and will increase to $160 million upon the satisfaction of certain conditions.

           On June 16, 1999 the Company received consents from a majority of the aggregate principal amount of its 12.75% Senior Notes due 2004 (the "Senior Notes") outstanding as of May 21, 1999, to certain proposed amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank &Trust Company), as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments is to enable the Company to consummate the purchase of certain trademarks and related license agreements and certain other assets of Anne Klein (the "Trademark Purchase"). On July 9, 1999 as a result of the closing of the Revolving Credit Facility, the Second Supplemental Indenture, dated as of June 16, 1999, became effective. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date. In addition, the interest rate on the Senior Notes will increase to 13.00%, beginning January 1, 2000.

NOTE 5.   ANNE KLEIN TRADEMARK PURCHASE

           On March 16, 1999 the Company issued a joint press release with Anne Klein announcing, among other things, that the Company and Anne Klein signed a definitive agreement for the Company to purchase Anne Klein's trademarks and selected related assets. On July 9, 1999, the Company completed the Trademark Purchase, including ANNE KLEIN(R), ANNE KLEIN II(R) and A LINE ANNE KLEIN(TM) and the "Lion Head Design" from Anne Klein. The aggregate purchase price for these assets was $60,000,000. The trademark purchase was funded by the Revolving Credit Facility and included $3,000,000 previously paid under the expired license agreement between the Company and Anne Klein. The Company has begun selling ANNE KLEIN(R) and A LINE ANNE KLEIN(R) Resort Collections.

NOTE 6.  SEGMENT INFORMATION

      The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 58 retail outlet stores throughout the United States as another distribution channel for its products. For the purposes of decision-making and assessing performance, Management includes the operations of Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

      The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing net sales and EBITDA. Information on segments and a reconciliation to the consolidated financial statements are as follows:

                                                   THIRTEEN WEEKS ENDED                           THIRTEEN WEEKS ENDED
                                                       JULY 3, 1999                                   JULY 4, 1998
                                       ---------------------------------------------  ----------------------------------------------
                                         WHOLESALE        RETAIL          TOTAL         WHOLESALE        RETAIL          TOTAL
                                       --------------  -------------- --------------- --------------  -------------- ---------------
Net Sales                                   $ 43,079         $12,681         $55,760       $ 50,424        $ 11,947        $ 62,371
EBITDA                                         (884)           1,186             302            980           1,256           2,236
Depreciation and amortization                                                  2,235                                          2,059
                                                                      ---------------                                ---------------
Operating (loss) income                                                      (1,933)                                            177
Interest and financing costs                                                   3,943                                          4,017
                                                                      ---------------                                ---------------
Loss before provision for income
   taxes                                                                     (5,876)                                        (3,840)
Income taxes                                                                 (2,468)                                        (1,615)
                                                                      ===============                                ===============
Net loss                                                                   $ (3,408)                                      $ (2,225)
                                                                      ===============                                ===============



                                                  TWENTY-SIX WEEKS ENDED                         TWENTY-SIX WEEKS ENDED
                                                       JULY 3, 1999                                   JULY 4, 1998
                                       ---------------------------------------------  ----------------------------------------------
                                         WHOLESALE        RETAIL          TOTAL         WHOLESALE        RETAIL          TOTAL
                                       --------------  -------------- --------------- --------------  -------------- ---------------

Net Sales                                  $ 130,257         $23,789        $154,046      $ 137,653        $ 20,850       $ 158,503
EBITDA                                        13,881           1,792          15,673         13,946           1,373          15,319
Depreciation and amortization                                                  4,431                                          4,118
                                                                      ---------------                                ---------------
Operating income                                                              11,242                                         11,201
Interest and financing costs                                                   8,245                                          8,128
                                                                      ---------------                                ---------------
Income before provision for income
   taxes                                                                       2,997                                          3,073
Income taxes                                                                   1,258                                          1,290
                                                                      ===============                                ===============
Net income                                                                   $ 1,739                                       $  1,783
                                                                      ===============                                ===============

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


RESULTS OF OPERATIONS

                                                        NET SALES BY SEGMENT
                                                     (000'S EXCEPT PERCENTAGES)

                               SECOND QUARTER                                              FIRST HALF
            ------------------------------------------------------   -------------------------------------------------------
                               %                           %                             %                           %
                1999       OF TOTAL          1998       OF TOTAL          1999       OF TOTAL         1998       OF TOTAL
            --------------              ---------------              ---------------              --------------
Wholesale        $ 43,079       77.3%         $ 50,424      80.8%         $ 130,257       84.6%       $ 137,653       86.8%
Retail             12,681       22.7%           11,947      19.2%            23,789       15.4%          20,850       13.2%
                   ------       -----           ------      -----            ------       -----          ------       -----
            --------------              ---------------              ---------------              --------------
Total sales      $ 55,760      100.0%         $ 62,371     100.0%         $ 154,046      100.0%     $ 158,503        100.0%



                                                          EBITDA BY SEGMENT
                                                     (000'S EXCEPT PERCENTAGES)


                          SECOND QUARTER                                           FIRST HALF
            -------------------------------------------           ----------------------------------------------
                1999                         1998                         1999                        1998
            --------------              ---------------              ---------------              --------------

Wholesale         $ (884)                       $  980                     $ 13,881                    $ 13,946
Retail              1,186                        1,256                        1,792                       1,373
                    -----                        -----                        -----                       -----
            --------------              ---------------              ---------------              --------------
Total              $  302                      $ 2,236                     $ 15,673                    $ 15,319



THIRTEEN WEEKS ENDED JULY 3, 1999 AS COMPARED TO THIRTEEN WEEKS ENDED JULY 4,
1998

          NET SALES

         Net Sales for the thirteen weeks ended July 3, 1999 (the "second quarter 1999") were $55.8 million as compared to $62.4 million for the thirteen weeks ended July 4, 1998 (the "second quarter 1998").

         Wholesale sales decreased to $43.1 million in the second quarter 1999 from $50.4 million in the second quarter 1998. The Company's suit lines were negatively impacted by higher markdowns to move current seasonal merchandise, specifically short-sleeve suits, accounting for the drop in sales for the historically weak second quarter. Sales of sportswear declined slightly in the second quarter 1999 as the result of management's decision to scale back production that resulted in excess product and larger markdowns in the second quarter 1998.

           Retail sales increased to $12.7 million in the second quarter 1999 from $11.9 million in the second quarter 1998, an increase of $.8 million or 6.7% due primarily to the net addition of 5 retail outlet stores over the last 12 months. Comparable store sales decreased with second quarter 1999 sales of $10.4 million compared to $10.7 million for the second quarter 1998, a decrease of 2.4%. The decline is a result of reduced traffic experienced in outlet centers in general, as well as the Company owned stores. Retail sales were also impacted by the poor sell-through of short-sleeve suits during the period. Despite these facts, conversion rates, representing the percentage of customers who make a purchase, increased approximately 24% for the second quarter 1999.

           GROSS PROFIT

           Gross Profit as a percentage of net sales increased to 29.4% for the second quarter 1999, compared to 28.6% for the second quarter 1998.

           The improvement over the second quarter 1998 can be attributed to improved wholesale operations, as well as continued cost benefits as a result of macroeconomic conditions in Asia. Wholesale gross profit as a percentage of sales increased to 25.6% in the second quarter 1999 from 25.3% in the second quarter 1998 as a result of the strong performance of the dress line, improved performance of the sportswear line due to reduced production and the discontinuance of Nina Charles(TM), which contributed negative margins in the second quarter 1998.

           Retail gross profit as a percentage of sales decreased to 42.4% in the second quarter 1999 from 42.8% in the second quarter 1998 due to an increase in markdowns.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased to $16.1 million in the second quarter 1999 as compared to $15.6 million in the second quarter 1998, an increase of $500 thousand. Approximately $350 thousand of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 5 retail outlet stores. The remaining increase of $150 thousand is associated with wholesale operations. The increase is the result of combined modest increases in administrative, shipping, design and occupancy expenses of approximately $350 thousand, primarily due to increased personnel costs and Year 2000 compliance testing. The increases were offset by decreases in selling of approximately $130 thousand as a result of the discontinuance of Nina Charles, and production and advertising expenses of approximately $70 due to timing and other miscellaneous variations.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

           Earnings before Interest, Taxes, Depreciation and Amortization, ("EBITDA") decreased to $300 thousand in the second quarter 1999 from $2.2 million in the second quarter 1998. Wholesale EBITDA decreased during the period primarily as a result of decreased sales and increased selling, general, and administrative expenses discussed above, which were partially offset by higher margins. Retail experienced a slight decrease in EBITDA reflecting increased markdowns and selling, general and administrative expenses relating to the additional 5 new stores during the second quarter 1999.

           AMORTIZATION OF REORGANIZATION ASSET

           As a result of the reorganization of Leslie Fay, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the second quarter 1999 and 1998 totaling approximately $825 thousand in each quarter.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization totaled $1.4 million in the second quarter 1999 and $1.3 million in the second quarter 1998, and consist of the amortization charges associated with the trademarks and bank fees associated with the financing agreement, as well as fixed asset depreciation. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in both the second quarter 1999 and 1998 of approximately $400 thousand in each quarter. The bank fees are being amortized over the life of the financing agreement, which is three years, and resulted in approximately $200 thousand of amortization charges in each of the second quarter 1999 and 1998.

           INTEREST AND FINANCING COSTS

           Interest and financing costs decreased slightly to $3.9 million in the second quarter 1999 from $4.0 million in the second quarter 1998, a decrease of approximately $100 thousand. Interest is primarily attributable to the expense on the $110 million aggregate principal amount of the Company's Senior Notes, which were issued on June 4, 1997. The Senior Notes currently bear interest at 12.75% per annum, which will increase to 13.00% commencing on January 1, 2000. The Senior Notes mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for the second quarter 1999 totaled $3.5 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

           INCOME TAXES

           Provision for income taxes was $(2.5) million for the second quarter 1999. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

TWENTY-SIX WEEKS ENDED JULY 3, 1999 AS COMPARED TO TWENTY-SIX WEEKS ENDED JULY 4, 1998

           NET SALES

           Net Sales for the twenty-six weeks ended July 3, 1999 (the "first half 1999") were $154.0 million as compared to $158.5 for the twenty-six weeks ended July 4, 1998 (the "first half 1998").

           Wholesale sales decreased to $130.3 million for the first half 1999, from $137.7 million in the first half 1998. The discontinuance of Nina Charles(TM) accounted for $2.5 million of the $7.4 million decline in wholesale sales. In order to avoid the overproduction of the sportswear line that occurred in the first half 1998, management decreased the production of sportswear in 1999, and as a result, sales of sportswear decreased $3.5 million in the first half of 1999, resulting in a 100 basis-point increase in margin for the line. Sales of Kasper(TM) dresses increased $1.9 million over the first half 1998, as strong sales for the first quarter 1999 were only slightly impacted by the downturn that affected the Company's sales in the historically weak second quarter 1999. Sales of the Kasper(R) suit line increased by approximately $900 thousand for the first half of 1999 with strong sales in the first quarter of 1999 compensating for the lackluster performance of the short-sleeve suit line in the second quarter 1999. The poorer than expected performance of the short-sleeve suit design also contributed to decreased sales in the Le Suit(TM) and Nipon(R) labels of a combined $4.4 million for the first half 1999. The remaining increase of approximately $200 can be attributed to international sales in Canada and Europe.

           Retail sales increased to $23.8 million in the first half 1999 from $20.9 million in the first half 1998, an increase of approximately 13.9% due primarily to the net addition of 5 retail outlet stores over the last 12 months. Comparable store sales for the first half 1999 were $19.4 million as compared to $19.0 million for the first half 1998, an increase of approximately 2.4%.

           GROSS PROFIT

           Gross Profit as a percentage of net sales increased to 31.4% for the first half 1999, compared to 29.0% for the first half 1998.

           The improvement over the first half 1998 can be attributed to improved wholesale operations, as well as continued cost benefits as a result of macroeconomic conditions in Asia. Wholesale gross profit as a percentage of sales increased to 29.7% in the first half 1999 from 27.2% in the first half 1998. The discontinuance of Nina Charles(TM), which contributed negative margins in the first half 1998, along with the improved performance of the sportswear line, as previously discussed, helped improve margins for the first half 1999. All remaining lines had increased margins, with the exception of Le Suit(TM) which held flat.

           Retail gross profit as a percentage of sales decreased to 41.0% in the first half 1999 from 41.5% in the first half 1998 as a result of increased markdowns.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased to $32.7 million in the first half 1999 as compared to $30.7 million in the first half 1998, an increase of $2.0 million. Approximately $600 thousand of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 5 retail outlet stores. The remaining increase is associated with Wholesale operations. Administrative expenses increased by approximately $800 thousand as a result of Year 2000 compliance testing and remediation which was substantially completed during the period, along with other information system projects and increased personnel costs. Increases in production, design and shipping relating primarily to increased personnel costs were offset by a decrease in selling expense as a result of the discontinuance of Nina Charles(TM), and resulted in the remaining increase in selling, general and administrative expenses of $600 thousand.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

           EBITDA increased to $15.7 million in the first half 1999 from $15.3 million in the first half 1998. Despite the lower sales, wholesale EBITDA for the first half 1999 remained comparable to the first half 1998 at $13.9 million, directly as a result of strong margins. Retail EBITDA increased to $1.8 million from $1.4 million as a result of increased sales relating to the additional 5 new stores and modest increases in comparable store sales, which were offset slightly by lower margins and increased expenses associated with the store openings.

           AMORTIZATION OF REORGANIZATION ASSET

           As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the first half 1999 and 1998 totaling approximately $1.6 million in each half year.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization increased to approximately $2.8 million in the first half 1999 from approximately $2.5 million in the first half 1998 and consist of the amortization charges associated with the trademarks and bank fees associated with the financing agreement, as well as fixed asset depreciation. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges in both the first half 1999 and 1998 of approximately $800 thousand in each half year. The bank fees are being amortized over the life of the financing agreement, which is three years, beginning June 4, 1997 and resulted in approximately $400 thousand of amortization charges in each of the first half 1999 and 1998.

           INTEREST AND FINANCING COSTS

           Interest and financing costs increased to $8.2 million in the first half 1999 from $8.1 million in the first half 1998, an increase of approximately $100 thousand. Interest relating to the Senior Notes totaled $7.0 million for both the first half 1999 and 1998.

           INCOME TAXES

           Provision for income taxes was $ 1.3 million for the first half 1999 and 1998. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities increased to $17.1 million during the first half 1999 as compared to cash usage of $14.7 million for the first half 1998, primarily as a result of the decrease in inventory from the beginning of the year.

           The Company's main sources of liquidity have been cash flows from operations and credit facilities. Effective June 5, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions. The facility, as amended, provides for a sub-limit for letters of credit of $50 million. The working capital facility is secured by substantially all the assets of the Company. The working capital facility expires in fiscal 2000 and provides for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The facility provides for the maintenance of certain financial ratios and covenants and sets limits on the amount of capital expenditures and dividends to shareholders. Availability under the facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. The facility has been amended to update certain financial ratios, covenants and limits on capital expenditures. As of July 3, 1999, there were no direct borrowings outstanding, $13.1 million in letters of credit outstanding and $41.1 million available for future borrowings.

           On July 9, 1999, the facility was amended by the Amended and Restated Revolving Credit Facility, (the "Revolving Credit Facility") led by The Chase Manhattan Bank in order to fund Kasper's working capital requirements and to finance the purchase of certain trademarks and related license agreements and certain other assets (the "Anne Klein Trademark Purchase") of Anne Klein Company LLC ("Anne Klein"), which was completed on July 9, 1999. The Revolving Credit Facility provides Kasper with two revolving credit lines aggregating up to $125 million and will increase to $160 million upon the satisfaction of certain conditions. The Revolving Credit Facility also updates certain financial ratios, covenants and limits on capital expenditures, and expires on December 31, 2003.

           Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million aggregate principal amount of its Senior Notes. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for the first half 1999 totaled $7.0 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

           On June 16, 1999 the Company received consents from a majority of the aggregate principal amount of its Senior Notes as of May 21, 1999, to certain proposed amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank &Trust Company), as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments was to enable the Company to consummate the Anne Klein Trademark Purchase. On July 9, 1999 as a result of the closing of the Revolving Credit Facility, the Second Supplemental Indenture, became effective. As a result, the Company paid to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date. In addition, the interest rate on the Senior Notes will increase to 13.00%, beginning January 1, 2000.

           The Company has a factoring/financing agreement with Heller Financial, Inc. ("Heller"). It provides for Heller to act as the credit and collection arm of the Company. The Company receives funds from Heller as the receivables are collected. Any amounts unpaid after 120 days are guaranteed and paid to the Company by the factor. The agreement had a two-year term expiring in February 1998. The cost was .4% for the first $240 million in sales and .35% for sales above that amount. The agreement was amended in January 1998 to add an additional 18 months to the term of the arrangement and lower the rate to .35% for the first $250 million in sales and .3% on the excess over that amount.

           Capital expenditures were $1.0 million and $3.3 million for the first half 1999 and first half 1998, respectively. Capital expenditures for the first quarter 1999 represent funds spent for new retail stores, information systems and general improvements.

           On March 16, 1999 the Company issued a joint press release with Anne Klein announcing, among other things, that the Company and Anne Klein signed a definitive agreement for the Company to purchase Anne Klein's trademarks and related license agreements and other selected related assets. On July 9, 1999, the Company completed the Anne Klein Trademark Purchase. The aggregate purchase price for these assets was $60,000,000. The Anne Klein Trademark Purchase was funded by the Revolving Credit Facility and included $3,000,000 previously paid under the expired license agreement between the Company and Anne Klein. The Company has begun selling ANNE KLEIN(R) and A LINE ANNE KLEIN(R) Resort Collections.


YEAR 2000 COMPLIANCE

STATE OF READINESS

           The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company uses software developed and supported by third parties for all mission critical applications including order entry, distribution, shipping, electronic data interchange ("EDI"), and for its retail operations. Each of these software vendors has assured the Company in writing that the current version of their software has been tested and is Year 2000 compliant. The Company performed a testing project to verify such assurances. This testing was completed during the second quarter 1999.

           These mission-critical systems were tested and required minimal remediation. Each of these systems was tested individually as well as in-concert with each other in comprehensive real-world scenarios. These tests revealed several minor problems, which were quickly addressed and resolved to be Year 2000 compliant. It is important to note that it is unfeasible to test every feature of every system. The Company, however, believes that the aspects of the systems tested are comprehensive and representative of total system performance.

           The Company is still in the process of remediating a number of smaller non-mission-critical systems, which include stand-alone PC applications, computer hardware, time clocks, and alarm systems. In addition, foreign offices have been contacted, systems inventories completed and vulnerable applications identified. These non-mission-critical systems are expected to be Year 2000 compliant by year-end.

           The Company is also highly dependent on its customers' ability to transmit and receive EDI documents such as purchase orders, invoices and advance shipping notices. The Company has worked with all its trading partners to upgrade all electronic transactions to the VICS 4010 standard, which is Year 2000 compliant. With the exception of several new trading partners, this process is complete. All remaining testing is expected to be completed by the end of the third quarter 1999.

           In addition, the Company may face some risk to the extent that suppliers of products and others with whom the Company has a material business relationship will not be Year 2000 compliant. Accordingly, the Company has conducted formal communications with significant suppliers and third parties in order to determine the extent to which the Company may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. The Company has worked with its major trucking consolidator and believes that its system is compliant. Similar efforts are ongoing with the Company's overseas shippers. The Company will continue to review and evaluate the responses it receives and periodically monitor the progress of these suppliers and third parties in addressing their own Year 2000 issues.

           With the Anne Klein Trademark Purchase, a new set of potential Year 2000 issues has been introduced. The Company is in the process of integrating Anne Klein's operations into the Company's network and systems in order to minimize the potential exposure that Anne Klein's systems may present. A detailed testing plan has been developed to verify that mission-critical applications are compliant. This test plan and associated remediation is expected to cost $200,000 and is expected to be completed by early October 1999.

COSTS

           The total cost associated with the required testing and modifications to become Year 2000 compliant is not expected to be material to the Company's financial position as a whole. The estimated total cost of the Year 2000 project, excluding the additional testing of Anne Klein systems, is approximately $750,000. This cost estimate may change as the Company completes its Year 2000 project and obtains additional information and conducts further testing.

RISKS

           Despite all efforts, however, there can be no assurance that these systems will be Year 2000 compliant under all the circumstances and volume stresses that may actually be required. The possible consequences of the Company or its key vendors, suppliers and customers not being fully year 2000 compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of goods, invoice and collection errors and inventory obsolescence. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time until after January 1, 2000.

CONTINGENCY PLANS

           As an additional precaution, the Company is developing contingency plans to mitigate the possible disruption in business operations that may result from the Company's key vendors, suppliers and customers not being Year 2000 compliant. These plans which are dependent in large part to the responses the Company receives from third parties with whom the Company has a material business relationship are expected to be completed during the third quarter of 1999. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

           The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Act of 1934, as amended. Those statements appear in a number of places in this report, including in "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and include all discussions of trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies as well as statements that contain such forward-looking statements as "believes," "anticipates," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will," and similar terms and phrases, including the negative thereof. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Furthermore, forward-looking statements may be included in our other filings with the Securities and Exchange Commission as well as in press releases or oral statements made by or with the approval of the Company's authorized executive officers.

           We caution you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although we believe that the assumptions and expectations reflected in the forward-looking statements contained in this report are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include but are not limited to, the following cautionary statements ("Cautionary Statements"):

o        general economic conditions;

o the ability of the Company to adapt to changing consumer preferences and tastes;

o        the Company's limited operating history;

o        potential fluctuations in the Company's operating costs and results;

o        the Company's concentration of revenues;

o        challenges facing the Company related to its rapid growth;

o        the Company's dependence on a limited number of suppliers;

o the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues; and

o the ability of the Company to successfully integrate the businesses acquired in the Anne Klein Trademark Purchase into the Company's existing businesses.

      All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Lease, dated as of June 4, 1996, among 11 West 42nd Limited Partnership as Landlord, and, Anne Klein & Company and Mark of the Lion Associates, as tenants.

                  10.2 Omnibus Agreement, dated as of March 15, 1999, among Kasper A.S.L., Ltd. and Anne Klein Company LLC.

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K:

                               During the quarter ended July 3, 1999, a Current
                     Report on Form 8-K, dated June 17, 1999, was filed with the Commission by the Company announcing that the Company received consents from a majority of the aggregate principal amount of its Senior Notes outstanding as of May 21, 1999, to certain proposed amendments to the Indenture governing the Senior Notes, and had executed a Second Supplemental Indenture with respect thereto.

                               The Company also announced that it had entered
                     into a commitment letter for the Revolving Credit Facility.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KASPER A.S.L., LTD.
                                     (Registrant)
Dated:   August 16, 1999
                                     /s/  Arthur S. Levine
                                     ----------------------------------------
                                     Arthur S. Levine
                                     Chairman and Chief Executive Officer
                                     (duly authorized officer)



                                     /s/  Mary Ann Domuracki
                                     ----------------------------------------
                                     Mary Ann Domuracki
                                     Executive Vice President -
                                     Finance and Administration
                                     (duly authorized officer and a
                                     principal financial and
                                     chief accounting officer)

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------


         10.1 Lease, dated as of June 4, 1996, among 11 West 42nd Limited Partnership as Landlord, and, Anne Klein & Company and Mark of the Lion Associates, as tenants.

         10.2 Omnibus Agreement, dated as of March 15, 1999, among Kasper A.S.L., Ltd. and Anne Klein Company LLC.

         27       EDGAR Data Schedule