Form 10-Q
period 1999-10-02
KASPER A S L LTD
filed 1999-11-16
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended OCTOBER 2, 1999
                               ---------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 16, 1999 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES




                                      INDEX


                                                                                                                            Page No.
PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements:
                     Condensed Consolidated Balance Sheets at October 2, 1999 and January 2, 1999 . . . . . . . . . . . . . . . .3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                               October 2, 1999 and Thirteen weeks ended October 3, 1998 . . . . . . . . . . . . . . . . . . . . .4

                     Condensed Consolidated Statements of Operations for the Thirty-nine weeks ended
                               October 2, 1999 and Thirty-nine weeks ended October 3, 1998 . . . . . . . . . . . . . . . . . . . 5

                     Condensed Consolidated Statements of Cash Flows for the Thirty-nine weeks ended
                               October 2, 1999 and Thirty-nine weeks ended October 3, 1998 . . . . . . . . . . . . . . . . . . . 6

                     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . .10


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22



                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                ------------------ ---- ----------------
                                    ASSETS                                           OCTOBER 2,         JANUARY 2, 1999
                                                                                      1999
                                                                                ------------------ ---- ----------------
                                                                                   (Unaudited)
Current Assets:

      Cash and cash equivalents..............................................             $ 3,987               $ 2,437

      Accounts receivable-net of allowances for possible losses of
           $17,046 and $16,754, respectively.................................              60,410                32,721

      Inventories............................................................              78,140               100,435

      Prepaid expenses and other current assets..............................               6,675                 6,068
                                                                                ------------------      ----------------

      Total Current Assets...................................................             149,212               141,661
                                                                                ------------------      ----------------

Property, Plant and Equipment, at cost less accumulated
      depreciation and amortization of $7,928 and $5,500,
      respectively...........................................................              16,337                16,881

Reorganization value in excess of identifiable assets, net of
      accumulated amortization of $7,604 and $5,160, respectively............              57,577                60,021

Trademarks, net of accumulated amortization of $3,852 and $2,307, respectively...         110,381                48,693

Other Assets, at cost less accumulated amortization of $447 and $1,449,
      respectively...........................................................               5,245                 2,102
                                                                                ==================      ================

      Total Assets...........................................................            $338,752              $269,358
                                                                                ==================      ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

      Accounts payable.......................................................             $19,494               $14,539

      Accrued expenses and other current liabilities.........................               8,689                 6,668

      Interest Payable.......................................................                 275                 3,797

      Income taxes payable...................................................               1,885                   646
                                                                                ------------------      ----------------

      Total Current Liabilities..............................................              30,344                25,650

Long-Term Liabilities:

      Deferred Taxes.........................................................               1,630                 1,630

      Long-Term Debt.........................................................             110,000               110,000

      Bank Revolver..........................................................              69,158                 7,569

      Other liabilities......................................................                 250                    --

      Minority Interest......................................................                 590                   459
                                                                                ------------------      ----------------

      Total Liabilities......................................................             211,972               145,308

Commitments and Contingencies

Shareholders' Equity:

      Common Stock, $0.01 par value; 20,000,000 shares
           authorized; 6,800,000 shares issued and outstanding...............                  68                    68

      Preferred Stock, $0.01 par value; 1,000,000 shares
           authorized; none issued and outstanding...........................                  --                    --

      Capital in excess of par value.........................................             119,932               119,932

      Retained Earnings......................................................               6,958                 4,142

      Cumulative Other Comprehensive Income..................................               (178)                  (92)
                                                                                ------------------      ----------------

      Total Shareholders' Equity.............................................             126,780               124,050
                                                                                ------------------      ----------------

      Total Liabilities and Shareholders' Equity.............................            $338,752              $269,358
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                    THIRTEEN WEEKS             THIRTEEN WEEKS
                                                                         ENDED                      ENDED
                                                                      OCTOBER 2,                 OCTOBER 3,
                                                                         1999                       1998
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net Sales..............................................                        $87,959                    $94,080

Royalty Income.........................................                          2,919                        183

Cost of Sales..........................................                         60,569                     63,252
                                                                 ----------------------     ----------------------
Gross Profit...........................................                         30,309                     31,011

Operating Expenses:

Selling, general and administrative expenses...........                         19,578
                                                                                                           15,404
Depreciation and Amortization..........................                          2,615                      1,971
                                                                 ----------------------     ----------------------

Total operating expenses...............................                         22,193                     17,375
                                                                 ----------------------     ----------------------
Operating income.......................................                          8,116                     13,636

Interest and Financing Costs...........................                          6,235                      4,716
                                                                 ----------------------     ----------------------
Income before provision for income taxes...............                          1,881                      8,920

Provision for Income Taxes.............................                            790                      3,745
                                                                 ----------------------     ----------------------

Net Income.............................................                         $1,091                    $ 5,175
                                                                 ======================     ======================

Basic earnings per common share........................                            .16                        .76
                                                                 ======================     ======================
Diluted earnings per common share......................                            .16                        .76
                                                                 ======================     ======================

Weighted average number of shares used in computing Basic
   earnings per common share...........................                      6,800,000                  6,800,000

Weighted average number of shares used in computing Diluted
   earnings per common share...........................                      6,800,000                  6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  THIRTY-NINE WEEKS          THIRTY-NINE WEEKS
                                                                         ENDED                      ENDED
                                                                      OCTOBER 2,                 OCTOBER 3,
                                                                         1999                       1998
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)

Net Sales..............................................                       $242,008                   $252,582

Royalty Income.........................................                          3,394                        629

Cost of Sales..........................................                        166,228                    175,583
                                                                 ----------------------     ----------------------

Gross Profit...........................................                         79,174                     77,628

Operating Expenses:

Selling, general and administrative expenses...........                         52,786                     46,569

Depreciation and Amortization..........................                          6,641                      5,818
                                                                 ----------------------     ----------------------


Total operating expenses...............................                         59,427                     52,387
                                                                 ----------------------     ----------------------

Operating income.......................................                         19,747                     25,241

Interest and Financing Costs...........................                         14,885                     13,250
                                                                 ----------------------     ----------------------

Income before provision for income taxes...............                          4,862                     11,991

Provision for Income Taxes.............................                          2,046                      5,034
                                                                 ----------------------     ----------------------


Net Income.............................................                         $2,816                    $ 6,957
                                                                 ======================     ======================


Basic earnings per common share........................                            .41                       1.02
                                                                 ======================     ======================

Diluted earnings per common share......................                            .41                       1.02
                                                                 ======================     ======================

Weighted average number of shares used in computing Basic
   earnings per common share...........................                      6,800,000                  6,800,000

Weighted average number of shares used in computing Diluted
   earnings per common share...........................                      6,800,000                  6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   THIRTY-NINE WEEKS         THIRTY-NINE WEEKS
                                                                                         ENDED                     ENDED
                                                                                 ----------------------    ----------------------
                                                                                        OCTOBER 2,                OCTOBER 3,
                                                                                         1999                      1998
                                                                                 ----------------------    ----------------------
                                                                                      (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................................                   $2,816                   $ 6,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization.............................................                    4,653                     3,980
   Write-off of unamortized financing fees...................................                      740                        --
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                    2,444                     2,444
   Income applicable to minority interest....................................                      131                       617
   Change in allowance for possible losses on accounts receivable............                      292                     1,400
(Increase) decrease in:
   Accounts receivable.......................................................                 (27,981)                  (34,791)
   Inventories...............................................................                   22,295                   (8,481)
   Prepaid expenses and other current assets.................................                    (607)                     (973)
   Other assets..............................................................                  (4,564)                        --
Increase (decrease) in:
   Accounts payable, accrued expenses and other current liabilities..........                    6,976
                                                                                                                         (4,353)
   Interest payable..........................................................                  (3,522)                   (3,447)
   Income taxes payable......................................................                    1,239                     2,369
   Other liabilities.........................................................                      250                        --
                                                                                 ----------------------    ----------------------

Total adjustments............................................................                    2,346                  (41,235)
                                                                                 ----------------------    ----------------------

Net cash provided by (used in) operating activities..........................                    5,162                  (34,278)
                                                                                 ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ................................................                  (1,882)                   (4,686)

   Trademark Purchase .......................................................                 (63,233)                        --
                                                                                 ----------------------    ----------------------
Net cash used in investing activities........................................                 (65,115)                   (4,686)
                                                                                 ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Revolver.............................................................                   61,589                    24,551
                                                                                 ----------------------    ----------------------
Net cash (used in) provided by financing activities..........................                   61,589                    24,551

Effect of exchange rate changes on cash and cash equivalents.................                     (86)                      (45)
                                                                                 ----------------------    ----------------------
Net increase (decrease) in cash and cash equivalents.........................                    1,550                  (14,458)

Cash and cash equivalents, at beginning of period............................                    2,437                    16,677
                                                                                 ----------------------    ----------------------
Cash and cash equivalents, at end of period..................................                   $3,987                    $2,219
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

           On July 9, 1999, the Company completed the purchase of the Anne Klein Company LLC ("Anne Klein") trademarks (the "Trademark Purchase") including ANNE KLEIN(R), ANNE KLEIN II(R) and A LINE ANNE KLEIN(TM) and the "Lion Head Design". The aggregate purchase price for these assets was $67,900,000. As a result of the Trademark Purchase, the Company began incurring selling, general and administrative expenses for the ANNE KLEIN(R) and A LINE ANNE KLEIN(TM) Resort Bridge collections, which were introduced at retail in July. Deliveries of the Resort Bridge line will commence in the fourth quarter of 1999. Accordingly, the results of operations for the third quarter and year to-date 1999 reflect the expenses related to the new Anne Klein division without the benefit of the corresponding revenues.


NOTE 2.  INVENTORIES

           Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

           Inventories consist of the following:

                                           OCTOBER 2, 1999    JANUARY 2, 1999
                                           ---------------    ---------------
                                                     (in thousands)

      Raw materials                            $38,635              $38,470
      Finished goods                            39,505               61,965
                                             ---------            ---------
                 Total inventories             $78,140            $ 100,435
                                             =========            =========

NOTE 3.   INCOME PER SHARE

           The computation of income per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 4.   DEBT

           On July 9, 1999, the Company entered into an Amended and Restated Credit Facility, (the "Facility"), led by The Chase Manhattan Bank ("Chase") in order to fund Kasper's working capital requirements and to finance the Trademark Purchase. The Facility provides the Company with a revolving credit line of $160 million.

           At October 2, 1999, there were direct borrowings of approximately $69,158,000 outstanding and approximately $19,295,000 outstanding in letters of credit under the Facility. The Company has approximately $21,283,000 available for future borrowings as of October 2, 1999.

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


NOTE 5.   ANNE KLEIN TRADEMARK PURCHASE

           On March 16, 1999 the Company issued a joint press release with Anne Klein announcing, among other things, that the Company and Anne Klein signed a definitive agreement for the Company to purchase Anne Klein's trademarks and selected related assets. On July 9, 1999, the Company completed the Trademark Purchase. The trademark purchase was funded by the Facility and included $3,000,000 previously paid under the expired license agreement between the Company and Anne Klein. The Company has begun selling ANNE KLEIN(R) and A LINE ANNE KLEIN(TM) Resort Collections and will commence delivery in the fourth quarter of 1999.


NOTE 6.  SEGMENT INFORMATION

      The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 58 retail outlet stores throughout the United States as another distribution channel for its products. As a result of the Trademark Purchase, the Company now reports licensing as a separate segment. Prior year information has been restated to conform to current year presentation. For the purposes of decision-making and assessing performance, Management includes the operations of

Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

      The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing net sales and EBITDA. Information on segments and a reconciliation to the consolidated financial statements are as follows:

                                  THIRTEEN WEEKS ENDED                                THIRTEEN WEEKS ENDED
                                    OCTOBER 2, 1999                                      OCTOBER 3, 1998
                   --------------------------------------------------- ----------------------------------------------------
                    WHOLESALE      RETAIL      LICENSING     TOTAL      WHOLESALE      RETAIL      LICENSING      TOTAL
                   ------------ ------------- ------------------------ ------------- ------------ -------------------------
Net Sales             $ 75,338       $12,621      $ 2,919     $90,878      $ 81,987     $ 12,093         $ 183    $ 94,263
EBITDA                   7,073           901        2,757      10,731        14,156        1,268           183      15,607
Depreciation and
   amortization                                                 2,615                                                1,971
                                                          ------------                                         ------------
Operating income                                                8,116                                               13,636
Interest and
   financing costs                                              6,235                                                4,716
                                                          ------------                                         ------------
Income before
   provision for
   income taxes                                                 1,881                                                8,920
Income taxes                                                      790                                                3,745
                                                          ============                                         ============
Net income                                                    $ 1,091                                              $ 5,175
                                                          ============                                         ============


                                THIRTY-NINE WEEKS ENDED                              THIRTY-NINE WEEKS ENDED
                                    OCTOBER 2, 1999                                      OCTOBER 3, 1998
                   --------------------------------------------------- ----------------------------------------------------
                    WHOLESALE      RETAIL      LICENSING     TOTAL      WHOLESALE      RETAIL      LICENSING      TOTAL
                   ------------ ------------- ------------------------ ------------- ------------ -------------------------

Net Sales            $ 205,598       $36,410      $ 3,394    $245,402     $ 219,639     $ 32,943        $  629   $ 253,211
EBITDA                  20,462         2,694        3,232      26,388        27,788        2,642           629      31,059
Depreciation and
   amortization                                                 6,641                                                5,818
                                                          ------------                                         ------------
Operating income                                               19,747                                               25,241
Interest and
   financing costs                                             14,885                                               13,250
                                                          ------------                                         ------------
Income before
   provision for
   income taxes                                                 4,862                                               11,991
Income taxes                                                    2,046                                                5,034
                                                          ============                                         ============
Net income                                                    $ 2,816                                              $ 6,957
                                                          ============                                         ============


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the foregoing condensed consolidated financial statements and notes thereto. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.

OVERVIEW

           On July 9, 1999, the Company completed the purchase of the Anne Klein Company LLC ("Anne Klein") trademarks (the "Trademark Purchase") including ANNE KLEIN(R), ANNE KLEIN II(R) and A LINE ANNE KLEIN(TM) and the "Lion Head Design". The aggregate purchase price for these assets was $67,900,000. As a result of the Trademark Purchase, the Company began incurring selling, general and administrative expenses for the ANNE KLEIN(R) and A LINE ANNE KLEIN(TM) Resort collections, which were introduced at retail in July. Deliveries of the Resort lines will commence in the fourth quarter of 1999. Accordingly, the results of operations for the third quarter and year-to-date 1999 reflect the expenses related to the new Anne Klein division without the benefit of the corresponding revenues.


RESULTS OF OPERATIONS

                                                 TOTAL REVENUES BY SEGMENT
                                                 (000'S EXCEPT PERCENTAGES)

                                    THIRD QUARTER                                             YEAR TO DATE
                ------------------------------------------------------   --------------------------------------------------------
                                     %                           %                             %                           %
                    1999         OF TOTAL        1998        OF TOTAL          1999        OF TOTAL        1998         OF TOTAL
                --------------              ---------------              ---------------              --------------
Wholesale            $ 75,338       82.9%         $ 81,987      87.0%         $ 205,598       83.8%       $ 219,639       86.7%
Retail                 12,621       13.9%           12,093      12.8%            36,410       14.8%          32,943       13.0%
Licensing               2,919        3.2%              183       0.2%             3,394        1.4%             629        0.3%
                --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Total revenues       $ 90,878      100.0%         $ 94,263     100.0%         $ 245,402      100.0%     $ 253,211        100.0%


                                                     EBITDA BY SEGMENT
                                                 (000'S EXCEPT PERCENTAGES)

                              THIRD QUARTER                                           YEAR TO DATE
                -------------------------------------------           ----------------------------------------------
                                    %                            %                             %                            %
                     1999        OF TOTAL         1998        OF TOTAL        1999         OF TOTAL        1998         OF TOTAL
                --------------              ---------------              ---------------              --------------

Wholesale             $ 7,073       65.9%         $ 14,156      90.7%          $ 20,462       77.6%        $ 27,788       89.5%
Retail                    901        8.4%            1,268       8.1%             2,694       10.2%           2,642        8.5%
Licensing               2,757       25.7%              183       1.2%             3,232       12.2%             629        2.0%
                --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Total                 $10,731      100.0%         $ 15,607     100.0%          $ 26,388      100.0%        $ 31,059      100.0%


THIRTEEN WEEKS ENDED OCTOBER 2, 1999 AS COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 3, 1998

           TOTAL REVENUES

           Total revenues for the thirteen weeks ended October 2, 1999 (the "third quarter 1999") were $90.9 million as compared to $94.3 million for the thirteen weeks ended October 3, 1998 (the "third quarter 1998").

           Wholesale sales decreased to $75.3 million in the third quarter 1999 from $82.0 million in the third quarter 1998. The Company's suit and dress lines were negatively impacted by higher markdowns to move current seasonal merchandise, along with a decrease in production of the Company's Nipon(TM) line which experienced increased margins as a result. Sales of sportswear increased $3.0 million in the third quarter 1999 as the trend towards softer dressing continued.

           Retail sales increased to $12.6 million in the third quarter 1999 from $12.1 million in the third quarter 1998, an increase of $.5 million or 4.1% due primarily to the net addition of 4 retail outlet stores over the last 12 months. Comparable store sales for the third quarter 1999 were $11.0 million compared to $11.6 million for the third quarter 1998, a decrease of 5.1%. The decline is a result of reduced traffic experienced in outlet centers in general, as well as the Company owned stores.

           Licensing revenues increased to $2.9 million in the third quarter 1999 compared to $200 thousand in the third quarter 1998 as the royalty income relating to the Anne Klein trademarks was included in revenues in the third quarter 1999.

           GROSS PROFIT

           Gross Profit as a percentage of total revenues increased to 33.4% for the third quarter 1999, compared to 32.9% for the third quarter 1998.

           The improvement over the third quarter 1998 can be attributed primarily to the licensing revenues generated by the Trademark Purchase, as well as continued cost benefits as a result of macroeconomic conditions in Asia. Wholesale gross profit as a percentage of sales decreased to 29.6% in the third quarter 1999 from 31.3% in the third quarter 1998. Margin was impacted by poor sell-through of the Company's Kasper(R), Le Suit(TM) and dress lines resulting in higher markdowns and allowances, as well as line development costs relating to the Anne Klein lines. These erosions were offset partially by the strong performance of sportswear, a more profitable Nipon(R) line and the reduced production costs in Asia.

           Retail gross profit as a percentage of sales decreased to 40.1% in the third quarter 1999 from 42.1% in the third quarter 1998 due to an increase in markdowns.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased to $19.6 million in the third quarter 1999 as compared to $15.4 million in the third quarter 1998, an increase of $4.2 million. Approximately $3.5 million of this increase is attributed to the new Anne Klein(R) division, which has yet to benefit from Resort deliveries scheduled to begin in the fourth quarter 1999 and better suits and sportswear expected to roll out in Fall 2000. An additional $350 thousand of the increase is due to increased selling, administrative and occupancy costs related to the net addition of 4 retail outlet stores. The remaining increase of approximately $350 thousand is associated with Wholesale operations. The increase is the result of combined modest increases in administrative, shipping, design and occupancy expenses of approximately $500 thousand offset by a decrease in advertising of approximately $150 thousand.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

           Earnings before Interest, Taxes, Depreciation and Amortization, ("EBITDA") decreased to $10.7 million in the third quarter 1999 from $15.6 million in the third quarter 1998. Wholesale EBITDA decreased during the period primarily as a result of decreased sales and increased selling, general, and administrative expenses discussed above, including the impact of expenses relating to Anne Klein without any corresponding revenues. Retail experienced a decrease in EBITDA of approximately $400 thousand reflecting increased markdowns and selling, general and administrative expenses relating to the additional 4 new stores during the third quarter 1999. Licensing contributed $2.8 million in EBITDA as a result of the Trademark Purchase.


           AMORTIZATION OF REORGANIZATION ASSET

           As a result of the reorganization of Leslie Fay, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the third quarter 1999 and 1998 totaling approximately $825 thousand in each quarter.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization totaled $1.8 million in the third quarter 1999 and $1.2 million in the third quarter 1998, and consist of the amortization charges associated with the trademarks as well as fixed asset depreciation. As a result of the Trademark Purchase on July 9, 1999, the Company incurred an additional $450 thousand in amortization for the third quarter 1999. The trademarks are being amortized over 35 years. The remaining increase is associated with depreciation related to fixed assets purchased during the prior 12 months.

           INTEREST AND FINANCING COSTS

           Interest and financing costs increased to $6.2 million in the third quarter 1999 from $4.7 million in the third quarter 1998, an increase of approximately $1.5 million. Interest is attributable to the expense on the $110 million Senior Notes, which were issued on June 4, 1997, along with interest on the financing agreement and the amortization of the associated bank fees.

           The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for both the third quarter 1999 and 1998 totaled $3.5 million each. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

           As a result of the Trademark Purchase, the Company entered into an Amended and Restated Credit Facility, (the "Chase Facility"), led by The Chase Manhattan Bank ("Chase"). The Chase Facility provides the Company with a revolving credit line of $160 million. Interest relating to the Chase Facility during the third quarter 1999 totaled $1.5 million, an increase of $900 thousand over the prior year due primarily to the increased borrowings needed to finance the Trademark Purchase.

           The associated bank fees are being amortized over the remaining life of the financing agreement (four and one half years) and resulted in approximately $130 thousand of amortization charges for the third quarter 1999 and $200 thousand for the third quarter 1998.

           In addition, during the third quarter 1999, the Company wrote off approximately $750 thousand in unamortized bank fees relating to the original facility ("the BB Facility"). The offsetting decrease relates to miscellaneous interest and factoring fees.

           INCOME TAXES

           Provision for income taxes was $800 thousand for the third quarter 1999. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 AS COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 1998

           TOTAL REVENUES

           Total revenues for the thirty-nine weeks ended October 2, 1999 ("YTD 1999") were $245.4 million as compared to $253.2 million for the thirty-nine weeks ended July 4, 1998 ("YTD 1998").

           Wholesale sales decreased to $205.6 million for YTD 1999, from $219.6 million for YTD 1998. The discontinuance of Nina Charles(TM) accounted for $2.5 million of the $14.0 million decline in wholesale sales. Kasper(R) Dress enjoyed an increase in sales of $1.2 million over the YTD 1998, as strong sales for the first quarter 1999 were only slightly impacted by the downturn that affected the Company's sales in the second and third quarters of 1999. Sales of sportswear decreased approximately $500 thousand for YTD 1999 with strong sales in the third quarter offsetting the planned production cutback in the first half. Sales of the Company's suit lines accounted for the remaining decrease for YTD 1999 with large markdowns and allowances given as a result of poor sell-through of the Company's short-sleeve suit line in the second quarter 1999 and the general slow down of the suit market in the third quarter, along with a decrease in Nipon(R) production.

           Retail sales increased to $36.4 million for YTD 1999 from $32.9 million for YTD 1998, an increase of approximately 10.6% due to the net addition of 4 retail outlet stores over the last 12 months. Comparable store sales totaled $29.1 million for both YTD 1999 and 1998.

           Licensing revenues increased to $3.4 million for YTD 1999 compared to $600 thousand for YTD 1998 as the royalty income relating to the Anne Klein trademarks was included in revenues in YTD 1999.

           GROSS PROFIT

           Gross Profit as a percentage of net sales increased to 32.3% for YTD 1999, compared to 30.7% for YTD 1998. The improvement over YTD 1998 can be attributed primarily to the licensing revenues generated by the Trademark Purchase, as well as continued cost benefits as a result of macroeconomic conditions in Asia.

           Wholesale gross profit as a percentage of sales increased to 29.7% for YTD 1999 from 28.8% for YTD 1998. The strong performance of sportswear in the third quarter 1999 along with the scaling back of the line's production in the first half 1999 resulted in a 100 basis-point increase in margin for the line. Nipon's(R) decreased production in the third quarter 1999 along with the discontinuance of Nina Charles(TM) which contributed negative margins in the first half 1998, also contributed to the increased profitability for the period. The Company's Kasper(R) suit and dress lines along with Le Suit(TM), experienced comparable margins in both YTD 1999 and YTD 1998 with the continued production cost benefits in Asia offsetting the increased markdowns and allowances given to move merchandise.

           Retail gross profit as a percentage of sales decreased to 40.7% for YTD 1999 from 41.7% for YTD 1998 as a result of increased markdowns.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased to $52.8 million for YTD 1999 as compared to $46.6 million for YTD 1998, an increase of $6.2 million. Approximately $3.5 million of this increase is attributed to the new Anne Klein(R) division, which has yet to benefit from Resort deliveries of the bridge line scheduled to begin in the fourth quarter 1999 and better suits and sportswear expected to roll out in Fall 2000. Approximately $950 thousand of this increase is attributed to increased selling, administrative and occupancy costs related to the net addition of 4 retail outlet stores.

           The remaining increase is associated with Wholesale operations. Administrative expenses increased by approximately $1.1 million as a result of Year 2000 compliance testing and remediation which was substantially completed during the period, along with other information system projects and increased personnel costs. Occupancy costs increased approximately $300 thousand as a result of additional warehouse space needed as a result of the Trademark Purchase along with nine months of increased rent relating to the new showroom versus only three months in the prior year. Increases in production, design and shipping relating primarily to increased personnel costs were offset by a decrease in selling expense as a result of the discontinuance of Nina Charles(TM), along with lower advertising costs and resulted in the remaining increase in selling, general and administrative expenses of $350 thousand.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

           EBITDA decreased to $26.4 million for YTD 1999 from $31.1 million for YTD 1998. Wholesale EBITDA decreased during the period primarily as a result of decreased sales and increased selling, general, and administrative expenses experienced during the third quarter 1999. Approximately half of the decrease in wholesale EBITDA is the result of costs associated with the development of the various Anne Klein lines incurred during the third quarter 1999, prior to the realization of sales which will commence in the fourth quarter 1999. Retail EBITDA remained comparable to YTD 1998 with increased sales relating to the additional 4 new stores offset by lower margins and expenses associated with the store openings.

           AMORTIZATION OF REORGANIZATION ASSET

           As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both YTD 1999 and YTD 1998 totaling approximately $2.5 million for each period.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization totaled $4.1 million for YTD 1999 and $3.3 million for YTD 1998, and consist of the amortization charges associated with the trademarks as well as fixed asset depreciation. As a result of the

Trademark Purchase on July 9, 1999, the Company incurred an additional $450 thousand in amortization for YTD 1999. The trademarks are being amortized over 35 years. The remaining increase is associated with depreciation related to fixed assets purchased during the prior 12 months.

           INTEREST AND FINANCING COSTS

           Interest and financing costs increased to $14.9 million for YTD 1999 from $13.3 million for YTD 1998, an increase of approximately $1.6 million. Interest relating to the Senior Notes for both YTD 1999 and 1998 totaled $10.5 million each.

           Interest relating to the combined Chase Facility and BB Facility for YTD 1999 totaled $2.2 million, an increase of approximately $1.0 million over the prior year due primarily to the increased borrowings needed to finance the Trademark Purchase. The associated bank fees resulted in approximately $530 thousand of amortization charges for YTD 1999 and $600 thousand for YTD 1998. In addition, during the third quarter 1999, the Company wrote off approximately $750 thousand in unamortized bank fees relating to the BB Facility. The offsetting decrease relates to miscellaneous interest and factoring fees.

           INCOME TAXES

           Provision for income taxes was $2.0 million for YTD 1999. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities increased to $5.2 million during YTD 1999 as compared to cash usage of $34.3 million for YTD 1998, primarily as a result of the decrease in inventory from the beginning of the year. An increase in payables and accrued expenses as a result of the addition of Anne Klein offset by a decrease in accounts receivable over the prior period as a result of the lower sales, were responsible for the remaining improvement.

           The Company's main sources of liquidity have been cash flows from operations and credit facilities. Effective June 5, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions. The BB Facility, as amended, provided for a sub-limit for letters of credit of $50 million. The BB Facility was secured by substantially all the assets of the Company. The BB Facility was to expire in fiscal 2000 and provided for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The BB Facility provided for the maintenance of certain financial ratios and covenants and set limits on the amount of capital expenditures and dividends to shareholders. Availability under the BB Facility was limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. The BB Facility was been amended to update certain financial ratios, covenants and limits on capital expenditures.

           On July 9, 1999, the BB Facility was amended by the Chase Facility in order to fund Kasper's working capital requirements and to finance the Trademark Purchase. The Chase Facility provides Kasper with a revolving credit line of $160 million. The Chase Facility provides for the maintenance of certain financial ratios and covenants, sets limits on capital expenditures, and expires on December 31, 2003.

           Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million aggregate principal amount of its Senior Notes. The Senior Notes bear interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for YTD 1999 totaled $10.5 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

           On June 16, 1999 the Company received consents from a majority of the aggregate principal amount of its Senior Notes as of May 21, 1999, to certain proposed amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank &Trust Company), as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999 as a result of the closing of the Chase Facility, the Second Supplemental Indenture became effective. As a result, the Company paid to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date. In addition, the interest rate on the Senior Notes will increase to 13.00%, beginning January 1, 2000.

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

           On October 4, 1999 the Company terminated the factoring agreement with Heller and entered into a new agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under the new agreement CIT purchases the receivables from the Company and remits the funds to the Company when collected. The agreement has no expiry date but may be terminated upon 60 days written notice by either party. For its factoring services CIT will charge the Company $75,000 per month. If during a twelve-month period the number of invoices exceeds 425,000, CIT will be entitled to an additional fee of $1.75 per additional invoice.

           Capital expenditures were $1.9 million and $4.7 million for the YTD 1999 and YTD 1998, respectively. Capital expenditures for YTD 1999 represent funds spent for new retail stores, information systems and general improvements.

           On March 16, 1999 the Company issued a joint press release with Anne Klein announcing, among other things, that the Company and Anne Klein signed a definitive agreement for the Company to purchase Anne Klein's trademarks and selected related assets. On July 9, 1999, the Company completed the Trademark Purchase. The aggregate purchase price for these assets was $67.9 million. The Trademark Purchase was funded by the Revolving Credit Facility and included $3,000,000 previously paid under the expired license agreement between the Company and Anne Klein. The Company has begun selling ANNE KLEIN(R) and A LINE ANNE KLEIN(TM) Resort Collections and will commence delivery in the fourth quarter of 1999.

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

           These mission-critical systems were tested and required minimal remediation. Each of these systems was tested individually as well as in-concert in comprehensive real-world scenarios. These tests revealed several minor problems, which were quickly addressed and resolved to be Year 2000 compliant. It is important to note that it is unfeasible to test every feature of every system. The Company, however, is confident that the aspects of the systems tested are comprehensive and representative of total system performance.

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

           The Company is also highly dependent on its customers' ability to transmit and receive EDI documents such as purchase orders, invoices and advance shipping notices. The Company has worked with all its trading partners to upgrade all electronic transactions to the VICS 4010 standard, which is Year 2000 compliant. With the exception of several small trading partners, this process is complete. For these smaller retailers, work-around procedures have been developed.

           In addition, the Company may face some risk to the extent that suppliers of products and others with whom the Company has a material business relationship will not be Year 2000 compliant. Accordingly, the Company has conducted formal communications with significant suppliers and third parties in order to determine the extent to which the Company may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. The Company has worked with its major trucking consolidator and has determined that its system is compliant. Similar efforts are ongoing with the Company's overseas shippers. The Company will continue to review and evaluate the responses it receives and periodically monitor the progress of these suppliers and third parties in addressing their own Year 2000 issues.

           With the Anne Klein Trademark Purchase, a new set of potential Year 2000 issues has been introduced. The Company is in the process of integrating Anne Klein's operations into the Company's network and systems in order to minimize the potential exposure that Anne Klein's systems may present. A detailed testing of critical business functions was completed in October. Remediation is in progress and is expected to be completed by December 1, 1999.

COSTS

           The total cost associated with the required testing and modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project, including the additional testing of Anne Klein systems, is expected to be approximately $900,000. This cost estimate may change as the Company completes its Year 2000 project and obtains additional information and conducts further testing.

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

CONTINGENCY PLANS

           As an additional precaution, the Company is finalizing contingency plans to mitigate the possible disruption in business operations that may result. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.


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

o the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues; and

o the ability of the Company to successfully integrate the Purchase Transaction into the Company's existing businesses.


      All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders of the Company was held on September 28, 1999 for the purpose of: (1) approving an amendment to the Amended and Restated Certificate of Incorporation of the Company; and (2) ratifying the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending January 1, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act and there was no solicitation in opposition.

           First, the proposal to approve the amendment to the Amended and Restated Certificate of Incorporation of the Company was approved by the following vote: (a) 5,077,191 votes were cast "for" the matter; (b) 9,468 votes were cast "against" the matter; and (c) 901 votes "abstained" from voting on the matter. There were 1,077,825 broker non-votes.

           Second, the proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending January 1, 2000 was approved by the following vote: (a) 4,821,781 votes were cast "for" the matter; (b) 76,642 votes were cast "against" the matter; and
(c) 1,083 votes "abstained" from voting on the matter.

           The election of Directors and a proposal to amend the Company's stock option plan were deferred to a later date.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

27           Financial Data Schedule

         (b)         Reports on Form 8-K:

                               During the quarter ended October 2, 1999, a
                     Current Report on Form 8-K, dated July 13, 1999 and amended on September 22, 1999, was filed with the Commission by the Company announcing the completion of the Anne Klein Trademark Purchase.

                               The Company also announced that it had entered
                     into an Amended Revolving Credit Facility with the Chase Manhattan Bank in order to refinance its existing $100,000,000 revolving credit facility, fund the Company's working capital requirements and finance the purchase of certain trademarks and certain other assets of Anne Klein. In addition the Company announced that the Second Supplemental Indenture had become effective.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KASPER A.S.L., LTD.
                                          (Registrant)
Dated:   November 16, 1999
                                          /s/ Arthur S. Levine
                                          --------------------------------------
                                          Arthur S. Levine
                                          Chairman and Chief Executive Officer




                                          /s/ Mary Ann Domuracki
                                          --------------------------------------
                                          Mary Ann Domuracki
                                          Executive Vice President -
                                          Finance and Administration

                                  EXHIBIT INDEX



EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

      27                             EDGAR Data Schedule