Form 10-K
period 2000-01-01
KASPER A S L LTD
filed 2000-03-31
CIK 1037067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000
                          COMMISSION FILE NO. 0-24179

                              KASPER A.S.L., LTD.

                DELAWARE                            22-3497645
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

              77 METRO WAY                             07094
          SECAUCUS, NEW JERSEY                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 864-0328

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                      None

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    There were 6,800,000 shares of Common Stock outstanding at March 24, 2000. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 24, 2000 was approximately $7,370,000. Such aggregate market value is computed by reference to the last sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

    The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Act of 1934, as amended. Those statements appear in a number of places in this report, including in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and include all discussions of trends affecting the Company's financial condition and results of operations and the Company's business and growth strategies as well as statements that contain such forward-looking statements as "believes," "anticipates," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will," and similar terms and phrases, including the negative thereof. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Furthermore, forward-looking statements may be included in our other filings with the Securities and Exchange Commission as well as in press releases or oral statements made by or with the approval of the Company's authorized executive officers.

    We caution you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although we believe that the assumptions and expectations reflected in the forward-looking statements contained in this report are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include but are not limited to, the following cautionary statements ("Cautionary Statements"):

    - general economic conditions;

    - the ability of the Company to adapt to changing consumer preferences and tastes;

    - the Company's limited operating history;

    - potential fluctuations in the Company's operating costs and results;

    - potential exchange rate fluctuations;

    - the Company's concentration of revenues;

    - the Company's dependence on a limited number of suppliers;

    - the ability of the Company to successfully integrate the Trademark Purchase, the FSA acquisition (both defined elsewhere herein) and any future acquisitions into the Company's existing businesses.

    All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Kasper A.S.L., Ltd., (the "Company" or "Kasper") is one of the leading women's branded apparel companies in the United States. The Company designs, markets, sources, manufactures and distributes women's career and special occasion suits, sportswear and dresses. The Company's brands include such well-recognized names as Kasper-Registered Trademark-, ANNE
KLEIN-Registered Trademark-, A LINE ANNE KLEIN-TM-, ANNE KLEIN2-TM-, Albert Nipon-Registered Trademark- and Le Suit-Registered Trademark-. In addition, the Company has granted licenses for the manufacture and distribution of certain other products under the ANNE KLEIN-Registered Trademark-, ANNE KLEIN II-Registered Trademark- and ANNE KLEIN2-TM- (both hereinafter referred to as "ANNE KLEIN2"), A LINE ANNE KLEIN-TM-, Kasper-Registered Trademark-, and Nipon-Registered Trademark- brand names, including women's watches, jewelry, footwear, coats, eyewear and swimwear and men's apparel. The Company's long-established position as a market leader in women's suits was complemented in 1999 with the purchase of trademarks owned by Anne Klein Company LLC. The Company's strategy is to become a multi-brand company, catering to the women's career and special occasion sportswear and suit business, along with brand strengthening through licensing. The Company believes that the complementary strengths--Kasper's expertise in merchandising and manufacturing and Anne Klein's powerful brand name--will result in a stronger, balanced Company, with significant growth potential in apparel and licensing.

    Contributing to the Company's on-going diversification are the Company-owned retail outlet stores, which provide an additional distribution channel for its products. As of January 1, 2000, the Company operated 61 stores under the Kasper A.S.L. name. In November 1999, the Company acquired 25 Anne Klein outlet stores, which not only sell company produced apparel, but also showcase and sell licensed products. In addition to generating sales and profitability, the Company uses its network of retail stores to control, reinforce and capitalize on the image of its brands. The retail stores enable the Company to more closely track sales and other product data, which in turn is used to help the Company's wholesale customers respond more quickly to consumer preferences.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Kasper's business consists of three integrated operations: wholesale, retail and licensing. During fiscal 1999, approximately 96% of the Company's wholesale net sales were derived from sales within the United States. Financial information with regard to the Company's wholesale, retail and licensing segments, including revenue, earnings before interest, taxes, depreciation and amortization, and segment assets, appears in Note 11 to the Company's consolidated/combined financial statements included elsewhere herein.

WHOLESALE

    The Company's wholesale business designs, sources and distributes to the Company's wholesale customers, women's apparel under various labels owned by the Company. The Company's products are sold to approximately 1,400 retail accounts having approximately 2,000 retail locations throughout the United States, Canada and Europe.

    The Company participates in three principal areas of the women's wholesale apparel market: suits, sportswear and dresses.

SUITS

    The women's suit market is generally defined as tailored jackets, skirts and pants, sold as a set. The Company's brands encompass a number of segments within the market from its "upper moderate" Kasper ASL brand and its "moderate" Le Suit line, to the "bridge" and "better" categories with its Albert Nipon suit lines. The Company believes it dominates the "moderate" to "upper moderate" suit market for department stores with an estimated 60% share of the United States market. For fiscal 2000, the Company plans to further penetrate the "bridge" category with its introduction of ANNE KLEIN suits for the Fall 2000 season.

    Kasper ASL is the leading brand name in "upper moderate" women's suits, with approximately 70% of the "upper moderate" women's suit market in the United States. Suits marketed under the Kasper ASL brand name represent the core of the Company's business. The Kasper ASL suit brand business seeks to produce a wide variety of high quality, excellent fitting suits at affordable prices, and produces suits in petite, misses and large sizes (large sizes are distributed under the Kasper Woman brand name). These suits are designed to achieve an updated classic look that can be worn from one season to the next without looking dated. In order to maintain a state of newness in its product inventory and on the retail sales floor, the Kasper ASL suit division introduces a new line of suits five times a year. Many of these suits are made of "seasonless" fabrics that can extend the selling and wearing season of the garments. Sales of Kasper

ASL, as a percentage of the Company's net domestic wholesale sales for the 1999, 1998 and 1997 fiscal years were approximately 47%, 48% and 41%, respectively.

    The Le Suit line of suits was marketed to create a less expensive alternative to Kasper ASL suits. The Le Suit business uses the best styles designed for Kasper ASL suits from the preceding year, while maintaining the same level of quality, fit and construction as Kasper ASL suits. In addition to regular sizes, the Le Suit division also produces suits in petite and large sizes. The Le Suit brand offers an alternative to retailers' private label business. Sales of Le Suit, as a percentage of the Company's net domestic wholesale sales, for the 1999, 1998 and 1997 fiscal years were approximately 19%, 21% and 17% respectively.

    The Company also manufactures suits under the Albert Nipon, Albert Nipon Evening, and b. bennett labels, and also designs and manufactures suits for sale under private labels for various department stores. The Company coordinates with buyers to design and manufacture private label products in specified colors, fabrics and styles. All garments have the same level of quality and consistent fit as the Company's other products.

SPORTSWEAR

    Career sportswear includes groups of skirts, pants, jackets, blouses and sweaters which, while sold as separates, are coordinated as to styles, color palettes and fabrics and are designed to be worn together or as separates. Products offered in this area of the market are suitable for both a working environment and casual wear. The Company offers a collection of career sportswear under the brand name Kasper and Company ASL Sportswear, which is priced between the "moderate" and "better" markets. Beginning with the 1999 Resort season, the Company introduced its ANNE KLEIN and A LINE ANNE KLEIN lines, marketed in the "bridge" category of the designer price point. The Company plans to broaden it's presence in the women's sportswear market with the introduction of its ANNE KLEIN2 sportswear line in Fall 2000, which will compete in the growing "better" market and further capitalize on the synergies of Anne Klein and Kasper.

    ANNE KLEIN

    Anne Klein introduced the world to the straightforward concept of coordinating separates to create outfits for day and evening. The ANNE KLEIN sportswear line is the traditional classic sportswear collection which includes jackets, skirts, blouses, sweaters, dresses and knits, for the woman of achievement who has a strong self-image. Successful, and self-assured, she wants clothes and accessories that are modern, elegant and practical.

    A LINE ANNE KLEIN

    A LINE ANNE KLEIN is a sportswear line that is sportier than the ANNE KLEIN line and includes everything from jackets and dresses to jeans and twill shirts. The line offers basic, high quality, conservative options for weekend, "casual Friday", or more casual attire.

    KASPER AND COMPANY ASL SPORTSWEAR

    The Kasper and Company ASL sportswear division designs and markets jackets, pants, skirts, knit tops and blouses to be sold as separates. The Company's focus for the line is a "suited separate" concept. The ability to mix sizes and wear jackets with skirts or pants under this concept fulfills the consumers desire to have both comfortable and versatile clothing. The Kasper and Company ASL sportswear division uses fabrics of similar quality as those used for the suits, maintaining the consistency of excellent fit and quality tailoring. Sales of Kasper and Company ASL sportswear, as a percentage of the Company's net domestic wholesale sales, for the 1999, 1998 and 1997 fiscal years were approximately 9%, 8% and 12%, respectively.

DRESSES

    The Company produces collections of dresses under the Kasper ASL dresses brand name, targeted to sell at "better" prices. The Company's strategy is to leverage its position in the career suit market by designing and marketing dresses suitable for the career woman. The Company believes that the Kasper ASL dress division is one of the largest "better" dress labels in the United States, offering a wide variety of high quality dresses at affordable prices, including career and classic, desk to dinner dresses. Kasper dresses, like Kasper suits, are designed with subtle changes from season to season rather than drastic trends that tend to become outdated quickly.

INTERNATIONAL OPERATIONS

    The Company's wholesale business includes two wholly owned subsidiaries, Kasper Holdings Inc. and Kasper A.S.L. Europe, Ltd., (collectively referred to as "International"). Kasper Holdings Inc. owns 100% of Kasper Canada ULC, which is a 70% owner of Kasper Partnership G.P., a Canadian Partnership through which the Company conducts sales and distribution activity in Canada. Kasper A.S.L. Europe, Ltd. operates a sales and distribution office in London, England, where it sells the Company's products to retailers and distributors throughout the European continent.

    The Company's wholly-owned subsidiary, Asia Expert Limited, ("AEL"), a Hong Kong corporation, is the owner of Viewmon Ltd. and Tomwell Ltd., each Hong Kong corporations. Generally, AEL acts as a buying agent for the Company for which it receives an arms length commission. AEL also provides a quality control function at the sewing contractors in China, Hong Kong and other parts of the Far East as part of its buying service. Viewmon Ltd. provides services regarding the acquisition of quota, while Tomwell Ltd. operates the Company's China factory, which began production in May 1998, and also provides beading services for Nipon and Kasper garments. These subsidiaries receive arms-length fees for their services.

RETAIL

    The Company's retail outlet store program establishes another distribution channel for its products and takes advantage of the current consumer trend towards shopping at "company outlet" stores. At January 1, 2000, the Company operated 61 Kasper ASL retail outlet stores and 25 Anne Klein retail outlet stores, which in total represented approximately 17%, 15% and 12% of total net sales for the 1999, 1998 and 1997 fiscal years, respectively. These stores, which stock current line merchandise, including styles made exclusively for the stores, are generally located in an outlet center mall where other women's apparel companies have established retail outlet stores. The Anne Klein stores, which were acquired on November 24, 1999, stock both Anne Klein apparel and licensed products. The Company believes the retail outlet stores help develop customer awareness of the Company's brand names while allowing management to control the image and price range of its products. The Company currently has retail locations throughout the United States.

LICENSING

    Licensing activity has increased significantly within the fashion industry over the last fifteen years. Companies within the industry began to utilize licensing as a key growth strategy as various products were added to their licensed product portfolio. Licensing provides an avenue for highly profitable growth, as well as serving as a platform to develop a brand franchise or capitalize on an existing brand franchise. Licensing has become a key marketing strategy for companies to build strong brand names while controlling costs. The Company currently licenses its products under its ANNE KLEIN, ANNE KLEIN2, A LINE ANNE KLEIN, Kasper and Nipon trademarks. The Company is continually identifying and exploring license categories that have significant growth opportunities. The Company believes that successfully entering these categories will continue to strengthen the Company's brands.

    Each of the licenses provide for the payment of a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Generally, the licensees are required to contribute, on either a percentage of sales or fixed minimum amount, to the ongoing marketing of the licensed brand.

    ANNE KLEIN, ANNE KLEIN2 AND A LINE ANNE KLEIN

    As of January 1, 2000, the Company had thirteen domestic and two international licensing agreements under the Company's ANNE KLEIN, ANNE KLEIN II and A LINE ANNE KLEIN trademarks and related logos, and including the new ANNE KLEIN2 label which will be introduced at retail for Fall 2000. Each of the existing licensees represents the pinnacle of its product area. The licenses span a wide range of categories critical to the ongoing strategy of extending product offerings to meet the needs of the customer, including watches, jewelry, footwear, coats, eyewear, swimwear, scarves, sleepwear, socks and hosiery, small leather goods, sewing patterns and umbrellas. The Company has an international master license with a right to sublicense, which includes women's apparel and accessory products in Japan and women's apparel in Korea. Sublicensees for accessory products are granted the exclusive right to use the licensed trademark in connection with the manufacture, promotion and sale of specified categories of articles in Japan.

    KASPER

    As of January 1, 2000, the Company had five licensing arrangements pursuant to which third party licensees produce merchandise under the Company's Kasper trademark in accordance with designs furnished or approved by the Company. Current licenses include women's coats and blouses; men's woven sport shirts, sweaters and casual pants; and handbags, portfolios and wallets.

    NIPON

    As of January 1, 2000, the Company had five licensing arrangements under the Company's Nipon trademark. Current licenses include men's tailored clothing, neckwear, and small leather goods; ladies' and girls' coats and outerwear; and eyewear.

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

    The average lead-time from the selection of fabric to the production and shipping of finished goods ranges from approximately eight to nine months. Although the Company retains significant flexibility to change production scheduling, the majority of production, for other than private label goods, begins before the Company has received customer orders.

    The Company's design teams travel around the world to select fabrics and colors and stay abreast of the latest trends and innovations. In addition, the Company monitors the sales of its products to determine changes in consumer trends. In-house designers use a computer-aided design ("CAD") system to customize designs. The Company's designers meet regularly with the piece good and sales departments to review design concepts, fabrics and styles.

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

MANUFACTURING

    The Company primarily contracts for the cutting and sewing of its garments with over 30 contractors located principally in Taiwan, the Philippines, Hong Kong and China. Purchases of finished goods from the Company's four major contractors accounted for 56% of the Company's total finished goods purchases in 1999. Apparel sold by the Company is manufactured in accordance with its design, detailed specification and production schedules. In May 1998, the Company began production in its own manufacturing facility in China. Finished goods produced in the Company's China factory accounted for less than 4% of total finished goods production during 1999. The Company schedules work with its contractors so that each factory, or at least one floor of each factory, is dedicated 100% to the Company's products, thereby ensuring quality control and continuous flow of merchandise. The Company believes that outsourcing allows it to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory build-ups and costs of managing a large production work force. The Company's production and sourcing staffs in Hong Kong, Korea, Taiwan and the Philippines oversee all aspects of apparel manufacturing and production, including quality control, as well as researching and developing new sources of supply. Although the Company does not have any long-term agreements with any of its manufacturing contractors, it has had long-term mutually satisfactory relationships with its four principal contractors and has engaged each of them for more than 15 years. The Company allocates product manufacturing among contractors based on the contractors' capabilities, the availability of production capacity and quota, quality, pricing and flexibility in meeting changing production requirements on relatively short notice. The Company seeks to maintain low cost production through high unit volume and captive manufacturing facilities by manufacturing products 52 weeks per year.

    In order to ensure the continuous flow of current merchandise, the Company maintains an inventory of piece goods in base cloths and colors at its Hong Kong facility, as well as at various contractors. This enables the Company to manufacture its products on a consistent basis, keeping manufacturing facilities busy during the slower time periods thus freeing up these facilities for manufacture of the more recently designed products with a lesser lead time. By keeping a steady flow of production to its contractors, the Company seeks to maintain its dominant position in the contractor's facility and allow for the continuous flow of its product.

QUALITY CONTROL

    The Company's comprehensive quality control program is designed to ensure that purchased piece goods and finished goods meet the Company's exacting standards. The Company monitors the quality of its fabrics and approves "strike-offs" prior to the production of such fabrics. Production samples are submitted to the Company for approval prior to production. The Company maintains a quality control staff who, in addition to the contractors' own quality control staff, inspect prototypes of each garment before production runs are commenced and perform random in-line quality control checks during production and after production before the garments leave each contractor's premises. In addition, inspectors perform quality control at the Company's distribution center in New Jersey, where each style is measured against detailed specifications, and each garment undergoes a sewing, button and thread inspection and is then steamed in a state-of-the-art steam tunnel and pressed. Garments are selected at random from shipments received in the distribution center and sent to New York for inspection and approval by production and sales staff before shipment. The Company believes that its policy of inspection at the offshore contractors' facilities, together with the inspection and refinishing at its distribution center, are essential to maintaining the quality and reputation that its garments enjoy.

    The Company permits garments to be returned for credit by its customers for defective merchandise, incorrect shipments and/or late/early shipments only. Average total returns of the Company's products for each of the 1999, 1998 and 1997 fiscal years were less than 2.0% of gross sales.

SUPPLIERS

    Generally, the raw materials required for the manufacturing of the Company's products are purchased from the Far East and Europe, directly by the Company. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn. Purchases from the Company's four major suppliers, accounted for approximately 65% of the Company's total purchases of raw materials for 1999. The Company's transactions with its suppliers are based on written instructions issued by the Company from time to time and, except for these instructions, the Company has no written agreements with its suppliers. However, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate. Over the past year, the Far East has suffered extreme volatility in its local financial markets and currency exchanges. As a result, no assurance can be given that the Company will continue to have an uninterrupted source of supply from the region. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition. During 1999, the Company experienced favorable pricing as a result of the Asian financial situation, which may not be sustainable in the long term.

DISTRIBUTION

    The Company operates a 400,000 square foot distribution and refinishing center in Secaucus, New Jersey. To ensure that each of its retail customers receives the merchandise ordered in excellent condition, all apparel produced for the Company is processed through the Company's distribution center before delivery to the retail customer.

CUSTOMERS

    The Company sells approximately 96% of its products within the United States. The Company distributes its products through approximately 1,400 department stores and specialty retail accounts throughout the United States and Canada representing approximately 2,000 locations. Department stores accounted for approximately 73%, 74% and 75% of the Company's sales for the 1999, 1998 and 1997 fiscal years, respectively. In 1999, Federated Department Stores, May Merchandising Co. and Dillard's Department Stores accounted for approximately 23%, 19% and 17% of total sales, respectively. Sales to any individual divisional unit of either Federated Department Stores, May Merchandising Co. or Dillard's Department Stores did not exceed 17% of sales. While the Company believes that purchasing decisions are generally made independently by each department store, in some cases the trend may be toward more centralized purchasing decisions. The Company's 10 largest customers accounted for approximately 77% of the Company's total sales during 1999. A decision by one or more of such substantial customers, whether motivated by fashion concerns, financial issues or difficulties, or otherwise, to decrease the amount of merchandise purchased from the Company or to cease carrying the Company's products could materially adversely affect the financial condition and operations of the Company.

SALES

    The Company has a direct sales staff in the United States, which is organized by product and brand. All sales personnel are salaried. With the exception of the Kasper suit division and Anne Klein apparel division, each brand and product segment has a separate division manager responsible for sales and marketing. The President of the Company is the primary manager of the Kasper suit product line, and the President of Anne Klein apparel is in charge of the Anne Klein product lines. The divisional managers report primarily to the President for all matters relating to sales and to the CEO for matters relating to product line development. The Company also uses commissioned agents for various special accounts and in certain territories. In addition, senior management is actively involved in selling to major accounts. The management team has long-standing relationships with the senior management of their retail accounts. Products are marketed to department stores and specialty retailing establishments during the "market weeks," which are generally four to six months in advance of the five corresponding industry selling seasons. The Company also has a sales office in London and Canada.

    The Company employs a cooperative advertising program with its major retail accounts, whereby it contributes to the cost of its retail accounts' advertising programs. An important part of the marketing process includes prominent displays of the Company's products in retail accounts' sales brochures.

    The Company expects that its continuing emphasis on its retail relationships with strong in-store marketing support will enable it to secure broad retail distribution for its new and expanding apparel lines with prominent in-store placement. The Company's in-store Kasper ASL shops average 800 square feet and present an in-depth Kasper suit line. The Company's ANNE KLEIN and A LINE ANNE KLEIN concept shops average 800 square feet and reflect the merchandising concept of the brand and carry a range of the brands' products. The Company provides all of the necessary fixtures in return for store commitments regarding location and average inventory levels. The Company plans to continue to expand this program to stores that historically have had strong Kasper sales and are willing to provide prominent floor placement and commit to minimum average inventory levels. The Company intends to invigorate the ANNE KLEIN and A LINE ANNE KLEIN concept shops at selected locations, which will enhance the overall brand image and sales profitability. These concept shops are an integral part of the new ANNE KLEIN2 product launch.

    The Company maintains a staff of Regional Account Managers who service the department stores carrying the Company's products and retail merchandise. The Regional team acts as a liaison between the New York office and retail accounts ensuring implementation of financial plans and pricing strategies, maximizing sales through extensive analyses of sales and stock trends. In addition, the Regional Managers continually visit each of their assigned stores throughout the year to: provide assistance in negotiating prime real estate; manage and motivate the selling specialists; conduct training seminars; provide merchandising assistance; and interact with and assist the store's customers both informally and at fashion shows organized by the Regional Managers. Through monthly written analyses and standardized spreadsheets, the Regional Managers document opportunities and challenges to optimize sales and margin.

    Of the approximately 2,000 stores that carry the Company's products, Regional Managers track approximately 560 of the largest locations which, in fiscal 1999, aggregated approximately 70% of the Kasper suit sales. Selling specialists, at the highest volume Kasper and Anne Klein in-store boutiques, also report weekly to the Company on sales and inventory positions. Although these selling specialists are store employees, they are trained by the Company and can earn Company branded products as incentive bonuses for above average performance and by providing feedback via monthly reports to the Company. The Company expects to continue to increase the number of selling specialists as it identifies motivated sales people who are willing to assume additional responsibilities. The Company believes that this marketing support is instrumental in maintaining its competitive position.

STRATEGY

    The Company's strategy is to become a multi-brand company, catering to the women's career and special occasion sportswear and suit business, along with brand strengthening through licensing. The Company believes that by combining Anne Klein's strong brand name and design capabilities with Kasper's high quality, efficient production and extensive distribution capabilities, the Company has the opportunity to broaden its reach into the larger "better" market ultimately resulting in a stronger brand name and platform for growth.

    The major elements of the Company's business strategy are as follows:

    EXPAND PRODUCT LINE OFFERINGS

    The Company believes the Anne Klein trademarks present an outstanding opportunity for Kasper to grow its business in the "better" sportswear and suit markets. In addition, the Company believes the broader penetration of the Anne Klein label provides a valuable platform for growth and continued development of the licensing business. The Company continues to explore new opportunities for its existing brands as well as new brands, while seeking potential acquisitions of complementary brands.

    DEVELOP NEW LICENSING OPPORTUNITIES

    Licensing activity has increased significantly within the fashion industry over the last fifteen years. Companies within the industry began to utilize licensing as a key growth strategy as various products were added to their licensed product portfolio. The Company believes that licensing provides an avenue for highly profitable growth, as well as serving as a platform to develop a brand franchise or capitalize on an existing brand franchise. Licensing has become a key marketing strategy for companies to build strong brand names while controlling costs. The Company currently licenses its products under its various trademarks and logos, including ANNE KLEIN, ANNE KLEIN2, A LINE ANNE KLEIN, Kasper, and Nipon trademarks. The Company is continually identifying and exploring license categories that have significant growth opportunities. Successfully entering these categories will continue to strengthen the Company's brands. The Company's licensing strategy focuses on providing: consistency with the overall brand strategy; target market segments; target category introductions; appropriate distribution and pricing points; and criteria for selecting and evaluating licensees.

    INCREASE PROFITABILITY AND PENETRATION OF EXISTING ACCOUNTS

    The Company distributes its products through approximately 2,000 department and specialty stores throughout the United States. The Company believes that it has opportunities for increased store penetration in the Kasper sportswear and dress labels. At the same time, the Company feels it can expand its penetration of the Kasper suit label through increased use of in-store shops throughout the department store channel. In order to build and enhance its brands, as well as to maximize sales, the Company has and will continue to increase steadily the number of such in-store shops. To continue to enhance profitability, the Company is focusing attention on the most profitable locations in major department and specialty stores.

    CONTINUE RETAIL STORE EXPANSION

    The Company plans to expand its retail outlet store business by adding several new outlet stores per year over the next several years. As of January 1, 2000, the Company had 61 Kasper ASL retail outlet stores and 25 Anne Klein retail outlet stores throughout the United States. These stores have provided the Company with an additional distribution channel at favorable profit margins, and take advantage of the consumer trend toward shopping in outlet stores.

    OFFER QUALITY CAREER WEAR AT REASONABLE PRICE POINTS

    The Company's products are well recognized for their consistently top quality and fit at prices that offer value to the consumer, regardless of the price points. The Company intends to continue the evolution of this process whereby the Company's designers work closely with its merchandising, sales and production teams to offer a product that is consistent in quality and fit, season after season, and reflects current fashion influences. In addition, the Company's operating strategy is to maintain low cost production through high unit volume and captive manufacturing facilities. By utilizing this strategy, the Company believes that it can competitively price its products while not compromising its quality or margins.

MARKETING EFFORTS

    These strategies are supported by compelling and targeted advertising initiatives designed to enhance and build on the Company's brand names. In 1998, the Company initiated an institutional advertising program for Kasper that included VOGUE, BRITISH VOGUE, GLAMOUR, IN STYLE, HARPER'S BAZAAR, MODE, MARIE CLAIRE AND W. The ads also appear on phone kiosks, buses and selected billboards in New York. This advertising program enhances the power of the Kasper brand, which, in turn, can benefit both in-store sales and licensing efforts. The Anne Klein brands have been supported in recent years by the very successful "Significant Women" campaign. The campaign is based on "real clothes for real women" and highlights self-confident, successful, highly regarded, recognizable women wearing Anne Klein apparel and licensed goods. The Company intends to continue to support the "Significant Women" campaign and complement it with product driven advertising for both new and licensed products.

kasper.com

    kasper.com was launched in August 1999 to showcase Kasper's collection and provide wardrobe solutions for every day of the week and every occasion. As an additional benefit, Kasper's Kareer Center provides a personalized resource for today's busy professional, with daily planning and development tools plus up-to-the-minute news and information. Kasper's online store opened in November 1999, offering select Kasper suits and sportswear. The site was redesigned in March 2000 to showcase the Spring line and offer updated and expanded fashion and online store selections.

    The Company intends to develop a site to support the Anne Klein brands within the next year.

TRADEMARKS

    The Company owns and/or uses a variety of trademarks in connection with its products and businesses, including, Kasper, Kasper ASL, Kasper Woman, Kasper ASL Petite, Kasper and Company, Kasper and Company Petite, Kasper Dress, Kasper Dress Petite, Albert Nipon, Nipon Boutique, Executive Dress by Albert Nipon, Nipon Night, Albert Nipon Suits, Nipon Studio, ANNE KLEIN, the LION HEAD DESIGN, ANNE KLEIN2 and ANNE KLEIN II, A LINE ANNE KLEIN and the A ANNE KLEIN Logo (collectively, the "Marks"). The Company believes its ability to market its products under the Marks is a substantial factor in the success of the Company's products. The Company has registered or applied for registration for many of its trademarks, including certain of those listed above, for use on apparel and footwear and other products such as accessories, watches and jewelry in the United States and in many foreign territories. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights. The Company believes that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by the Company to establish and protect its trademarks, including the Marks, and other proprietary rights will prevent imitation of its products or infringement of its intellectual property rights by others, or prevent the loss of revenue or other damages caused thereby. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that one or more parties will not assert infringement claims against the Company; the cost of responding to any such assertion could be significant, regardless of whether the assertion is valid.

IMPORTS AND IMPORT RESTRICTIONS

    The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, South Korea, and Hong Kong. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements, are not currently subject to specified limits. Also of significance to the Company and other domestic textile and apparel companies is the effect of the World Trade Organization ("WTO") established under the Uruguay Round of negotiations to revise the General Agreement on Tariffs and Trade with the responsibility for overseeing international trade in a variety of areas, including manufacturing, intellectual property and services. The WTO will lead to the phase-out of textile and apparel quotas over a period of years. The Clinton Administration has reached an agreement with China, subject to Congressional approval, which will facilitate China's entry into the WTO and grant it so-called "Normal Trade Relations" status thus assuring applicability of the more liberal treatment to imports from China.

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

    The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of overseas offices, allocation of production to merchandise categories where more quota is available and shifts production among countries and manufacturers.

    Because the Company's foreign manufacturers are located at significant distance from the Company, the Company is generally required to incur greater lead time for orders manufactured overseas, which reduces the Company's manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States. These costs are generally offset by the lower labor costs.

    In addition to the factors outlined above, the Company's future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

BACKLOG

    As of March 22, 2000, the Company had unfilled customer orders of approximately $96.8 million, compared to approximately $74.0 million of such orders at March 19, 1999. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

    The Company competes primarily on the basis of consistency of quality and fit, design, diversity of its product lines and service to its retail customers. The Company believes that its competitive advantages at the customer and retail levels have served to modulate its competition in the "upper moderate" women's suit category. These competitive advantages include excellent quality and consistent fit of the garments with high price-to-value relationship, long-standing relationships with fabric suppliers, low-cost but high-quality production through high unit volume and captive contract manufacturing facilities, and long-standing relationships with retailers.

EMPLOYEES

    At January 1, 2000, the Company had approximately 1,400 employees in the United States including 1,000 full-time employees and 400 part-time employees. Approximately 340 of the Company's employees are members of UNITE, the Union representing the Needle Trades, Industrial and Textile Employees, which has a three-year labor agreement with the Company expiring on May 31, 2000. The Company considers its relations with its employees to be satisfactory. In addition, the Company employs 5 full-time and 2 part-time employees in the United Kingdom, as well as 700 employees in the Far East.

ITEM 2. PROPERTIES

    The Company leases the following properties:

                                   SQUARE
LOCATION                          FOOTAGE    LEASE EXPIRATION                 USE
--------                          --------   ----------------   --------------------------------
Secaucus, New Jersey............  400,000    February 2007      Administrative offices,
                                                                warehouse and distribution
New York, New York..............   41,000    August 2008        Kasper executive, sales,
                                                                production and design offices
                                                                  and showroom
New York, New York..............   80,000    June 2012          Anne Klein executive, sales,
                                                                  production and design offices
                                                                  and showroom
Kwai Chung, New Territories,
  Hong Kong.....................   56,000    September 2002     AEL warehouse
Shenzhen, China.................   23,000    February 2005      China Garment Factory
New York, New York..............    3,000    February 2002      Albert Nipon showroom

    In addition, as of January 1, 2000, the Company operated 61 Kasper ASL retail outlet stores and 25 Anne Klein retail outlet stores throughout the United States. The majority of all newly entered leases are for a period of five years. The average store size is approximately 2,800 square feet, ranging from a minimum of 1,500 square feet to a maximum of 4,700 square feet.

ITEM 3. LEGAL PROCEEDINGS

    The Company is party to various legal proceedings arising in the ordinary course of business. The Company does not expect any of the legal proceedings to have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1999 (as hereinafter defined), no matter was submitted to a vote of the Company's security holders by means of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock had been quoted in the over-the-counter market under the symbol "SASX" from June 4, 1997, when the Company emerged from bankruptcy as a separate stand-alone entity, until August 7, 1998, at which time the Company's common stock commenced trading on The Nasdaq National Market under the symbol "KASP". The high and low prices for the Company's common stock for each quarter indicated are set forth below. The prices (i) from January 4, 1998 until August 7, 1998 reflect the high asked and low bid prices for the common stock as provided by www.pcquote.com and reflect interdealer prices, without retail mark-ups, mark-downs or commission and may not represent actual transactions and (ii) after August 7, 1998, reflect the high and low sales price for the common stock as reported by the Nasdaq Stock Market's National Market.

                        PERIOD                                                          HIGH       LOW
                        ------                                                        --------   --------
1998                    First Quarter...............................................  $13 1/2    $11 3/8
                        Second Quarter..............................................   14 1/2         11
                        Third Quarter...............................................       14      7 1/2
                        Fourth Quarter..............................................        8      4 1/2

1999                    First Quarter...............................................  $ 5 1/4    $ 3 5/8
                        Second Quarter..............................................    6 1/8      3 7/8
                        Third Quarter...............................................        6      3 1/2
                        Fourth Quarter..............................................    3 5/8      1 5/8

    As of March 24, 2000, there were 1,166 holders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company and repay outstanding debt. In addition, certain of the Company's debt instruments and agreements with lending institutions limit the Company's ability to declare any dividends for the duration of such agreements.

ITEM 6. SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated/Combined Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report. On June 4, 1997, the Company was separated from The Leslie Fay Companies, Inc. ("Leslie Fay"), in accordance with the Reorganization Plan approved by the U.S. Bankruptcy Court. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay. As a result, the consolidated financial statements for the "Reorganized Company" (period starting June 4, 1997) are not comparable to the combined financial statements of the "Predecessor Company" (period ending June 4, 1997).

    The selected consolidated financial information for the seven months ended January 3, 1998 and the fiscal years ended January 2, 1999 and January 1, 2000 is derived from the Company's audited Consolidated Financial Statements included elsewhere herein. The selected combined financial information for each of the two years in the period ended December 28, 1996 and for the five months ended June 4, 1997 is derived from the Company's audited Divisional Combined Financial Statements for the fiscal years ended December 30, 1995 and December 28, 1996 and for the five months ended June 4, 1997. Certain amounts in prior fiscal years have been reclassified to conform to the presentation of similar items for the fiscal year ended January 1, 2000.

               SELECTED CONSOLIDATED/COMBINED FINANCIAL DATA (1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             REORGANIZED COMPANY (3)
                                              PREDECESSOR COMPANY         ------------------------------
                                         ------------------------------
                                                                 FIVE      SEVEN
                                          FISCAL YEAR ENDED     MONTHS     MONTHS     FISCAL YEAR ENDED
                                                 (2)            ENDED      ENDED             (2)
                                         -------------------   --------   --------   -------------------
                                         DEC. 30,   DEC. 28,   JUNE 4,    JAN. 3,    JAN. 2,    JAN. 1,
                                           1995       1996       1997       1998       1999       2000
                                         --------   --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $279,974   $311,550   $136,107   $175,602   $312,089   $311,209
Royalty income.........................       835        799        286        609        852      7,033
Cost of sales..........................   207,161    238,268    101,479    127,784    219,060    219,520
Gross profit...........................    73,648     74,081     34,914     48,427     93,881     98,722
Selling, general and administrative
  expenses (1).........................    50,439     51,062     23,660     32,411     62,836     76,152
Amortization of reorganization asset
  (4)..................................        --         --         --      1,902      3,258      3,258
Depreciation and amortization (5)......     2,033      2,238      1,191      2,365      4,537      6,018
Interest and financing costs...........       525      1,634        667      9,829     17,788     20,494
Income (loss) before taxes.............    20,651     19,147      9,396      1,920      5,462     (7,200)
Provision for income taxes (6).........     8,260      7,659      3,758        948      2,292     (2,426)
                                         --------   --------   --------   --------   --------   --------
Net income (loss)......................  $ 12,391   $ 11,488   $  5,638   $    972   $  3,170   $ (4,774)
                                         ========   ========   ========   ========   ========   ========
Net income (loss) per share (7)........        --         --         --   $   0.14   $   0.47   $  (0.70)
Weighted average number of shares
  outstanding (7)......................        --         --         --      6,800      6,800      6,800
--------------------------------------------------------------------------------------------------------
Other Financial Data:
Income before interest, taxes,
  depreciation and amortization........  $ 23,209   $ 23,019   $ 11,254   $ 16,016   $ 31,045   $ 22,570
--------------------------------------------------------------------------------------------------------

                                                                     AS OF:
                                         ---------------------------------------------------------------
                                         DEC. 30,   DEC. 28,   JUNE 4,    JAN. 3,    JAN. 2,    JAN. 1,
                                           1995       1996       1997       1998       1999       2000
                                         --------   --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working Capital........................  $109,671   $127,900   $101,264   $100,876   $116,011   $ 94,715
Reorganization value in excess of
  identifiable assets..................        --         --         --     63,279     60,021     56,763
Total Assets...........................   162,109    172,881    147,050    260,656    269,358    329,765
Long-term Debt (8).....................        --         --         --    110,000    117,569    163,444
Shareholders' Equity (8)...............  $135,601   $157,204   $132,363   $120,958   $124,050   $119,140

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

(2) The change in the fiscal year-end from year to year is based on the Company's internal policy to close the fiscal year-end on the Saturday closest to December 31 of each year. As such, data for the fiscal years ended December 30, 1995, December 28, 1996, January 3, 1998, January 2, 1999 and January 1, 2000 include the Company's results of operations for 52, 52, 53, 52 and 52 weeks, respectively.

(3) The Company has accounted for the reorganization using the principles of "fresh start" reporting as required by AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Pursuant to such principles, in general, the Company's assets and liabilities were revalued. Therefore, due to the restructuring and implementation of "fresh start" reporting, the consolidated financial statements for the "Reorganized Company" (period starting June 4, 1997) are not comparable to the combined financial statements of the "Predecessor Company" (period ending June 4, 1997).

(4) For "fresh start" reporting purposes, any portion of the Company's reorganization value not attributable to specific identifiable assets is reported as "reorganization value in excess of identifiable assets." This asset is being amortized over a 20-year period beginning June 4, 1997.

(5) Included in Depreciation and Amortization for the seven month period ended January 3, 1998 and the fiscal years ended January 2, 1999 and January 1, 2000 is the amortization of trademarks.

(6) As a division of Leslie Fay, the Company was not subject to Federal, State and Local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the historical financial statements reflects the rate that would have been applicable, had the Company been an independent entity. Provisions for deferred taxes were not reflected on the Company's books but were reflected on the books and records of Leslie Fay. Going forward, the Company has recorded deferred taxes in accordance with the provisions of Statement of Accounting Standards Number 109, Accounting for Income Taxes.

(7) Due to the implementation of the Reorganization and fresh start accounting, per share data for the predecessor company have been excluded, as they are not comparable.

(8) Pursuant to the Reorganization Plan, the Company issued $110 million in Senior Notes and 6,800,000 shares of Common Stock of the Company to the former creditors of Leslie Fay. Prior to the Reorganization, the Company operated as a division of Leslie Fay. As such, the Shareholders' Equity as reported was the Company's divisional equity as of the respective date and therefore is not comparable to the capital structure of the Reorganized Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED/COMBINED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS."

OVERVIEW

    The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 1997, 1998 and 1999 ended on January 3, 1998 ("fiscal 1997"), January 2, 1999 ("fiscal 1998") and January 1, 2000
("fiscal 1999"), respectively.

    On June 4, 1997, the Company was separated from Leslie Fay, in accordance with the Reorganization Plan. On that date, all assets and corresponding liabilities associated with the operation of the Sassco Fashions Division of Leslie Fay, including the Nipon trademarks, were sold to the Company. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay, from the time it was acquired by Leslie Fay in 1980. The Company received the assets and liabilities of the former Sassco Fashions Division of Leslie Fay as part of the Reorganization Plan. In the aggregate, $249.6 million of assets, subject to $19.6 million of liabilities, were sold by Leslie Fay to the creditors in satisfaction of creditor claims of like amount. The Company in turn transferred to the creditors 6,800,000 shares of Common Stock with a market value of $120 million and 12.75% Senior Notes (the "Senior Notes") with an aggregate principal amount of $110 million in exchange for the net assets. Accordingly, the Company's financial statements and capital structure of the Reorganized Company are not comparable to those of the Predecessor Company. The accompanying audited financial statements have been prepared to show the Company as a freestanding entity apart from Leslie Fay.

    On July 9, 1999, the Company completed the purchase of the Anne Klein trademarks including ANNE KLEIN, ANNE KLEIN II, and A LINE ANNE KLEIN and the LION HEAD DESIGN Logo (the "Trademark Purchase"). The aggregate purchase price for these assets was $67,900,000. As a result of the Trademark Purchase, the Company immediately began incurring selling, general and administrative expenses for ANNE KLEIN and A LINE ANNE KLEIN Resort collections, which were introduced to the retail market in July 1999. Deliveries of the Resort lines commenced in the fourth quarter of fiscal 1999. Accordingly, the results of operations for fiscal 1999 reflect the product development costs related to the new Anne Klein division for six months with the benefit of initial sales for only two months. In addition, the Company has begun to incur product development costs relating to the ANNE KLEIN suits and ANNE KLEIN2 sportswear lines, which are scheduled to commence deliveries for the Fall 2000 season.

    Concurrent with the Trademark Purchase, the Company entered into an Amended and Restated Credit Facility led by The Chase Manhattan Bank ("Chase") in order to fund the Company's working capital requirements and to finance the Trademark Purchase (the "Chase Facility"). The Chase Facility provides the Company with a revolving credit line of $160 million. The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment (four and one half years). In addition, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the old facility with BankBoston, which is included in interest and financing costs.

    On June 16, 1999, the Company received consents from a majority of the aggregate principal amount of its outstanding Senior Notes due 2004 as of May 21, 1999, to certain amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company

(f/k/a IBJ Schroder Bank & Trust Company), as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999, as a result of the closing of the Chase Facility, the Second Supplemental Indenture, dated as of June 16, 1999, became effective. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million. In addition, the interest rate on the Senior Notes increased to 13.00%, beginning January 1, 2000.

    On November 24, 1999, the Company completed the purchase of substantially all the assets and the assumption of certain liabilities of 25 Anne Klein retail outlet stores from Fashions of Seventh Avenue, Inc. and Affiliates ("FSA"), (the "FSA Acquisition"). The aggregate purchase price was $3,963,000, which included a cash payment of $300,000 and assumed liabilities of $3,663,000. As a result of the FSA Acquisition, the Company recognized approximately $1.0 million in goodwill, which will be amortized over the average life of the leases acquired, which is four years.

    For purpose of comparison, Management's Discussion and Analysis of Financial Condition and Results of Operations for fiscal 1997 reflects the combined results of the Predecessor Company for five months and the Reorganized Company for seven months.

RESULTS OF OPERATIONS

                            TOTAL REVENUE BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)

                                                    %                     %                     %
                                       FISCAL       OF       FISCAL       OF       FISCAL       OF
                                        1999      TOTAL       1998      TOTAL       1997      TOTAL
                                      --------   --------   --------   --------   --------   --------
Wholesale...........................  $258,836     81.3%    $265,986     85.0%    $273,096     87.4%
Retail..............................    52,373     16.5%      46,103     14.7%      38,613     12.3%
                                      --------    ------    --------    ------    --------    ------
Net Sales...........................   311,209     97.8%     312,089     99.7%     311,709     99.7%
Licensing...........................     7,033      2.2%         852      0.3%         895      0.3%
                                      --------    ------    --------    ------    --------    ------
Total revenue.......................  $318,242    100.0%    $312,941    100.0%    $312,604    100.0%
                                      ========              ========              ========

                               EBITDA BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)

                                                    %                     %                     %
                                       FISCAL       OF       FISCAL       OF       FISCAL       OF
                                        1999      TOTAL       1998      TOTAL       1997      TOTAL
                                      --------   --------   --------   --------   --------   --------
Wholesale...........................  $ 11,276     50.0%    $ 24,896     80.2%    $ 22,132     81.1%
Retail..............................     5,744     25.4%       5,297     17.1%       4,243     15.6%
Licensing...........................     5,550     24.6%         852      2.7%         895      3.3%
                                      --------    ------    --------    ------    --------    ------
Total...............................  $ 22,570    100.0%    $ 31,045    100.0%    $ 27,270    100.0%
                                      ========              ========              ========

FISCAL 1999 COMPARED TO FISCAL 1998

    TOTAL REVENUES

    Net sales in fiscal 1999 were $311.2 million as compared to $312.1 for fiscal 1998. Wholesale sales decreased to $258.8 million in fiscal 1999 from $266.0 million in fiscal 1998, a drop of 2.7%. The discontinuance of the Nina Charles label at wholesale for the Fall 1998 season accounted for $2.5 million of the $7.2 million decline. Sales of the Company's suit and dress lines were impacted by higher markdowns in order to move seasonal merchandise and the highly promotional retail environment during the last six months of 1999. Sales of the Company's sportswear increased during the Fall season after a planned reduction in the first six months of the year. Deliveries of the ANNE KLEIN and A LINE ANNE KLEIN Resort lines commenced in the fourth quarter of fiscal 1999 and contributed sales of $6.6 million and $2.1 million, respectively.

    Sales at the Company's retail outlet stores ("Retail") increased to $52.4 million in fiscal 1999 from $46.1 million in fiscal 1998, an increase of $6.3 million or 13.7% due to the net addition of 3 Kasper retail stores in fiscal 1999, along with sales of approximately $1.7 million as a result of the purchase of the Anne Klein retail outlet stores on November 24, 1999. Comparable store sales for fiscal 1999 were $39.8 million as compared to $39.7 million for fiscal 1998.

    Royalty income increased to $7.0 million in fiscal 1999 from $850,000 in fiscal 1998 primarily as a result of the Trademark Purchase completed on July 9, 1999.

    GROSS PROFIT

    Gross Profit as a percentage of total revenues increased to 31.0% for fiscal 1999, compared to 30.0% for fiscal 1998 primarily as a result of the increase in licensing revenue as a result of the Trademark Purchase. Wholesale gross profit decreased in fiscal 1999 as a result of the initial investment in product development costs relating to the ANNE KLEIN and ANNE KLEIN2 product lines prior to their shipment for Resort and Fall 2000, along with increased markdowns, as a result of the highly promotional retail environment during 1999. These decreases were partially offset by improved margins in the Company's sportswear line. Retail gross profit as a percentage of sales increased to 41.6% in fiscal 1999 from 41.4% in fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to $76.2 million in fiscal 1999 as compared to $62.8 million in fiscal 1998, an increase of $13.4 million. Approximately $10.0 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in July 1999 but realized sales only from Resort deliveries of the ANNE KLEIN line in November 1999 and has yet to benefit from sales relating to the ANNE KLEIN2 sportswear line expected to roll out in Fall 2000. Kasper wholesale operations were relatively flat versus the prior year. Increases relating to Year 2000 compliance and remediation expenses were offset by modest variances in other areas resulting in a net decrease of approximately $400,000. Retail store expansion, including the net addition of 3 Kasper retail outlet stores and the 25 Anne Klein retail outlet stores acquired from FSA, contributed approximately $2.3 million in increased selling, administrative and occupancy costs. Licensing division operations accounted for approximately $1.5 million in administrative expenses during fiscal 1999 as result of the Trademark Purchase.

    Selling, general and administrative expenses include the following: (i) design expenses; (ii) production expenses, which includes purchasing of raw materials, production planning and scheduling and product costing; (iii) selling and marketing expenses, including showroom sales personnel and sales representatives outside the showroom; (iv) administrative expenses, which include all back office functions such as finance and accounting, human resources, import management, accounts receivable and payable, etc.; (v) advertising expenses; (vi) shipping expenses; and (vii) occupancy expenses, which include costs related to all leased facilities, including rent, utilities, etc.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    Earnings before Interest, Taxes, Depreciation and Amortization, ("EBITDA") were $22.6 million in fiscal 1999 versus $31.0 million in fiscal 1998, a decrease of $8.4 million. Wholesale EBITDA decreased $13.6 million during the period as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales, increased markdowns and allowances and lower sales. Retail experienced a slight increase in EBITDA reflecting the increased sales relating to store additions offset by associated selling, general and administrative expenses. Licensing contributed an additional $4.7 million in EBITDA over fiscal 1998 as the result of the Trademark Purchase.

    AMORTIZATION OF REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

    As a result of the Reorganization Plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges in both fiscal 1999 and 1998 totaling approximately $3.3 million.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization totaled $6.0 million in fiscal 1999, up from $4.5 million in fiscal 1998 and consist of the amortization charges associated with the trademarks as well as fixed asset depreciation. As a result of the Trademark Purchase, the Company incurred an additional $900,000 in amortization in fiscal 1999. The trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 1999, along with approximately $120,000 of depreciation relating to fixed assets acquired from FSA and amortized under the half-year convention.

    INTEREST AND FINANCING COSTS

    Interest and financing costs increased to approximately $20.5 million in fiscal 1999 from $17.8 million in fiscal 1998, an increase of $2.7 million. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the financing agreement and the amortization of the associated bank fees. The Senior Notes bore interest at 12.75% per annum in fiscal 1999 and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes totaled $14.0 million for both fiscal 1999 and fiscal 1998. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $220,000 in fiscal 1999.

    Interest under the financing agreement totaled $3.8 million in fiscal 1999, an increase of $1.8 million over the prior year due primarily to the increased borrowings needed to finance the Trademark Purchase.

    The associated bank fees are being amortized over the remaining life of the financing agreement, four and one half years, beginning July 9, 1999 and resulted in approximately $900,000 of amortization charges in fiscal 1999 and $800,000 in fiscal 1998. In addition, during fiscal 1999, the Company wrote off approximately $750,000 of unamortized bank fees relating to the Company's old facility with BankBoston. The offsetting decrease relates to miscellaneous interest and factoring fees.

    INCOME TAXES

    Income tax benefit was $(2.4) million in fiscal 1999, primarily related to the carry back of current year losses. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

FISCAL 1998 COMPARED TO FISCAL 1997

    TOTAL REVENUES

    Net Sales in fiscal 1998 were $312.1 million as compared to $311.7 for fiscal 1997. Wholesale sales decreased to $266.0 million in fiscal 1998 from $273.1 million in fiscal 1997, a drop of $7.1 million or 2.6%. The extra week's wholesale sales in fiscal 1997 were $5.2 million, resulting in an overall decrease of $1.9 million or 0.7% on a comparable 52-week basis. The decision to discontinue the Nina Charles label at wholesale in the United States for the Fall 1998 season resulted in a reduction in sales of $14.1 million. Sales of Sportswear and Private Label lines declined a combined $19.3 million as a result of continuing competitive pressure in career sportswear and tighter credit policies impacting the private label business. Counteracting these declines in the Company's less formal lines were sharp increases in the more classic, less casual suit lines, in particular Kasper ASL and Le Suit, as well as the Company's dress line. Sales of Kasper ASL and Le Suit contributed an additional $23.0 million over the prior year, boosted by sales under the Company's "quick response" program totaling $11.6 million, which increased 82.0% over 1997. The dress line added an additional $4.4 million in sales, while Nipon and b. bennett sales remained relatively flat, with a combined increase of approximately $300,000. International operations sales totaled $9.6 million, an increase of $3.8 million over fiscal 1997.

    Sales at the Company's retail outlet stores increased to $46.1 million in fiscal 1998 from $38.6 million in fiscal 1997, an increase of $7.5 million or 19.4%. The extra week's retail sales in fiscal 1997 amounted to $0.8 million, resulting in an overall increase of $8.3 million on a comparable 52-week basis, due primarily to the net addition of 11 stores in fiscal 1998. Comparable store sales for fiscal 1998 were $36.7 million as compared to $36.5 million for fiscal 1997, an increase of 0.5%, and reflects a general decline in consumer spending experienced at outlet centers during the second-half of fiscal 1998.

    GROSS PROFIT

    Gross profit as a percentage of net sales increased to 30.0% for fiscal 1998, compared to 26.7% for fiscal 1997. Wholesale gross profit as a percentage of sales, adjusted for the extra week's sales, increased to 27.8% in fiscal 1998 from 24.8% in fiscal 1997. The improvement over fiscal 1997 can be attributed to lower supply and production costs in fiscal 1998 due to macroeconomic conditions in the Far East and was offset partially by higher markdowns and allowances which reflect the general slowdown in retail sales at the Company's customers' stores.

    Retail gross profit as a percentage of sales, adjusted for the extra week's sales, increased to 41.4% in fiscal 1998 from 39.2% in fiscal 1997. The increase is primarily due to a decrease in markdowns and lower supply and production costs in fiscal 1998 due to macroeconomic conditions in the Far East.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to $62.8 million in fiscal 1998 as compared to $54.9 million in fiscal 1997, adjusted for the extra week, an increase of $7.9 million or 14.4%. Approximately $3.0 million of this increase can be attributed to increased selling, administrative and occupancy costs related to the net addition of 11 retail outlet stores. The consolidation of Kasper Holdings Inc. in 1998 contributed approximately $1.2 million in additional selling, general and administrative expenses along with an increase in other expenses of approximately $500,000 pertaining to the minority interest. The remaining increase of $3.2 million can be attributed to domestic wholesale operations. Advertising expense increased $1.8 million, primarily as a result of the Company's new advertising campaign that was launched in 1998. Administrative expenses increased by approximately $2.0 million over the prior year due to increased professional and consulting fees relating to the development of a new information system, Year 2000 consulting, and other expenses as a result of becoming an independent, public company. These increases are compensated for in part by decreases in selling expenses as a result of the Kasper trademark acquisition in fiscal 1997 and the discontinuance of the Nina Charles line in fiscal 1998. Wholesale shipping, production, design and occupancy expenses, as well as International expenses, aside from the consolidation of Kasper Holdings Inc., remained relatively flat, with incremental increases relating to occupancy offsetting decreases elsewhere.

    Prior to the separation from Leslie Fay, Arthur S. Levine was a principal in two companies, Kerrison Trading Co. and Alco Design Associates, Inc. that provided consulting services with regard to design, manufacturing and importation of apparel for the Sassco Fashions Division of Leslie Fay. Those consulting arrangements ceased as of June 4, 1997. For the 1997 fiscal year, Mr. Levine received $1,487,920 as compensation for such consulting services. Payments totaling $236,000 were made to the two companies in August 1997 for services rendered prior to June 5, 1997. Such payments were included in selling, general and administrative expenses.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

    EBITDA increased to $31.0 million in fiscal 1998 from $27.3 million in fiscal 1997, an increase of $3.7 million or 13.6%. Wholesale EBITDA increased $2.7 million during the period as a result of increased gross profits from the cost benefits gained from Far East macroeconomic conditions, which were partially offset by the increased selling, general and administrative expenses discussed above. Retail, which also benefited from the lower supply and production costs from the Far East, experienced an increase in EBITDA of $1.0 million reflecting the increased sales and associated selling, general and administrative expenses relating to the additional 11 new stores during 1998, as well as lower markdowns.

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

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased to $4.5 million in fiscal 1998 from $3.5 million in fiscal 1997 primarily as a result of the amortization charges associated with the Company's trademarks. The trademarks are being amortized over 35 years beginning June 4, 1997 and resulted in amortization charges for fiscal 1998 of approximately $1.5 million compared with $850,000 in fiscal 1997. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 1998.

    INTEREST AND FINANCING COSTS

    Interest and financing costs increased to approximately $17.8 million in fiscal 1998 from $10.5 million in fiscal 1997, an increase of $7.3 million. The increase is primarily attributable to the full year's interest expense in 1998 on the Senior Notes, which were issued on June 4, 1997 versus only seven months in fiscal 1997. The Senior Notes bore interest at 12.75% per annum in fiscal 1998 and 1997, and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes totaled $14.0 million for fiscal 1998 compared to approximately $8.2 million in fiscal 1997. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts a premium will be required to be paid.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. Prior to June 4, 1997, the Company either borrowed from, or invested its excess cash with, Leslie Fay. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

    Net cash provided by operating activities was $31.8 million in fiscal 1999 as compared to cash used by operations of $16.0 million during fiscal 1998. The increase was primarily the result of the continued focus on controlling inventory levels along with an increase in accounts payables as a result of improved trade terms and the addition of Anne Klein, which were partially offset by the net loss for the year as well as fluctuations in various other accounts as a result of the Trademark Purchase including deferred income relating to licensing agreements. The decrease in cash flows from investing activities and the increase in cash flows financing activities are both the direct result of the Trademark Purchase and the FSA Acquisition.

    Net cash used by operating activities was $16.0 million in fiscal 1998 as compared to cash provided by operations of $49.0 million during fiscal 1997. The decrease was primarily the result of the increase in inventory and the increase in accounts receivable both of which had decreased in the prior year. The increase in inventories is primarily due to higher levels of finished goods necessary to stock the expanding Quick Response replenishment program and the growing retail store operations, and due to the earlier receipt of inventory to ensure timely shipments to customers. Inventory in the Company's retail outlet stores increased by approximately $1.9 million as a result of the net addition of 11 stores in 1998, as well as overall increases in average store inventory levels. The swing in accounts receivable from a decrease in 1997 of $25.2 million to an increase in 1998 of $750 thousand is the result of higher sales in the final months of 1998, reflecting the earlier receipt of goods and ultimately earlier shipments to customers.

    Effective June 4, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions (the "Original Facility"). The Original Facility, as amended, provided for a sub-limit for letters of credit of $50 million. The Original Facility was secured by substantially all the assets of the Company. The Original Facility was to expire in the fiscal year 2000 and provided for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The Original Facility provided for the maintenance of certain financial ratios and covenants and sets limits on the amount of capital expenditures and dividends to shareholders. Availability under the Original Facility was limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. The Original Facility had been amended to update certain financial ratios, covenants and limits on capital expenditures.

    On July 9, 1999, the Original Facility was amended by the Chase Facility in order to fund Kasper's working capital requirements and to finance the Trademark Purchase. The Chase Facility provides Kasper with a revolving credit line of $160 million. The Chase Facility provides for the maintenance of certain financial ratios and covenants, sets limits on capital expenditures, and expires on December 31, 2003. The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment (four and one-half years). In addition, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the Original Facility. The Chase Facility was amended on December 22, 1999 to modify certain financial ratios and covenants.

    Pursuant to the Reorganization Plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for fiscal 1999 totaled $14.0 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts a premium will be required to be paid.

    On June 16, 1999 the Company received consents from a majority of the aggregate principal amount of its Senior Notes as of May 21, 1999, to certain amendments to the Indenture and had executed the Second Supplemental Indenture. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999, as a result of the closing of the Chase Facility, the Second Supplemental Indenture became effective. As a result, the Company paid to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million (the "Consent Fee"). The Consent Fee is being amortized over the remaining life of the Senior Notes and is included in interest and financing costs In addition, the interest rate on the Senior Notes increased to 13.00%, beginning January 1, 2000.

    The Company had a factoring/financing agreement with Heller Financial, Inc. ("Heller"). It provided for Heller to act as the credit and collection arm of the Company. The Company received funds from Heller as the receivables were collected. Any amounts unpaid after 120 days were guaranteed and paid to the Company by Heller. The agreement had a two-year term expiring in February 1998. The cost was .4% for the first $240 million in sales and .35% for sales above that amount. The agreement was amended in January 1998 to add an additional 18 months to the term of the arrangement and lower the rate to .35% for the first $250 million in sales and .3% on the excess over that amount.

    On October 4, 1999, the Company terminated the factoring agreement with Heller and entered into a new agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under the new agreement CIT purchases the receivables from the Company and remits the funds to the Company when collected. Any amounts unpaid after 120 days are guaranteed to be paid to the Company by CIT. The agreement has no expiry date but may be terminated upon 60 days written notice by either party. For its factoring services CIT charges the Company $75,000 per month. If during a twelve-month period the number of invoices exceeds 425,000, CIT is entitled to an additional fee of $1.75 per additional invoice.

    Capital expenditures were $6.4 million, $5.7 million and $4.7 million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Capital expenditures for 1999 represent spending associated with warehouse expansion, improvements to the Anne Klein office and showroom space, continued retail outlet store and overseas facilities development and computer system improvements. Capital expenditures for 1998 represent spending associated with the relocation to a new sales, production and design office, retail outlet store development, overseas facilities development and computer system improvements. Fiscal 1997 capital expenditures represent funds spent for computer systems and hardware to enable the Company to operate independently, retail outlet store development and the customization of, and improvements to, the Company's new warehouse facility.

    The Company's business strategy over the next two to three years will be to capitalize on the consumer recognition of the Anne Klein brands through new product introductions, extend the Kasper product and brand reach, license the Company's various brands and product categories to support its trademarks and selectively expand its retail and international operations.

    The Company currently expects that it will be able to generate adequate cash flow from operations and its vendor and credit facilities to pursue these business strategies.

YEAR 2000 COMPLIANCE

    The Company believes it has resolved the potential impact of the Year 2000 on its processing of date sensitive information and network systems. As of the date of this report, the Company has not incurred any significant negative effects due to the Year 2000 problem, either internally or with its customers or vendors. The Company's Year 2000 efforts encompassed testing, upgrading, enhancing and remediating when necessary its computer systems, operations systems, microprocessors and other significant computer-based devices and applications. The Company also communicated with a significant portion of its customers, suppliers and vendors to determine the extent to which the Company may have been vulnerable to those third parties' failure to remediate their own Year 2000 issues.

    The total cost incurred relating to ensuring compliance and remediation of the current systems was approximately $800,000, of which $700,000 was expensed in fiscal 1999. Additional costs to be incurred in fiscal 2000 are expected to be minimal.

    The Company recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues and that issues related to Year 2000 remediation constitute an uncertainty. Its procedures are believed to have been effective to identify and manage the risks associated with Year 2000 compliance, and the probability of a serious Year 2000 issue arising at this time is low. However, there can be no assurance that its remediation process has been fully effective. The failure to identify and remediate the Company's systems or the failure of key third parties who do business with the Company or governmental agencies to fully remediate their systems that interface with the Company's systems could result in system failures or errors or business interruptions, which could have a material adverse effect on the Company's results of operations and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments, and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company is currently analyzing the impact, if any, this new pronouncement may have on its financial position and result of operations.

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

IMPACT OF ASIAN FINANCIAL AND CURRENCY CRISIS

    To date, the Company has not experienced any difficulty in obtaining needed raw materials from its primary sources of supply in the Far East, which are located in Japan, nor has it experienced any problems with its sewing contractors in Taiwan, the Philippines, Hong Kong and China. Recently, the region has suffered extreme volatility in its local financial markets and currency exchanges. As a result, no assurance can be given that the Company will continue to have an uninterrupted source of supply from the region. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition. During 1999, the Company experienced favorable pricing as a result of the Asian financial situation, which may not be sustainable in the long term.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Consolidated/Combined Financial Statements and Financial Statement Schedule of the Company attached hereto and listed on the index to financial statements set forth in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The Company's directors, executive officers and key employees, as of March 24, 2000 are as follows:

NAME                                     AGE                              POSITION
----                                   --------                           --------
Arthur S. Levine.....................     59      Chairman of the Board and Chief Executive Officer (1)
H. Sean Mathis.......................     52      Director (3)
William J. Nightingale...............     70      Director (1)
Salvatore M. Salibello...............     54      Director (2)
Lester E. Schreiber..................     51      Chief Operating Officer and Director (1)
Denis J. Taura.......................     60      Director (2)
Olivier Trouveroy....................     44      Director (1)
Gregg I. Marks.......................     47      President
Mary Ann Domuracki...................     45      Executive Vice President--Finance and Administration
Gwen Gepfert.........................     42      Chief Financial Officer
Barbara Bennett......................     47      Senior Vice President--Design
Beverly I. Katz......................     57      Senior Vice President--General Counsel; Asst. Secretary
Peter Eng............................     45      Senior Vice President--Piece Goods
Peter Lee............................     52      Managing Director--Asia Expert, Ltd.
Wendy R. Chivian.....................     39      President--Anne Klein Apparel
Merle Sloss..........................     52      President--Anne Klein Licensing
Isaac Franco.........................     35      Senior Vice President--Co-Creative Director--Anne Klein
Kenneth Kaufman......................     36      Senior Vice President--Co-Creative Director--Anne Klein

------------------------

(1) Directors of the Company who have served in such capacity since June 1997.

(2) Directors of the Company who have served in such capacity since July 1998.

(3) Director of the Company who has served in such capacity since March 2000.

DIRECTORS AND EXECUTIVE OFFICERS

    The term of office of each director of the Company expires on the date of the next Annual Meeting of Stockholders and until their respective successors are elected and qualified. The Company's directors and executive officers are as follows:

    ARTHUR S. LEVINE has been the Chairman of the Board and Chief Executive Officer of the Company since June 1997. He has been in the apparel business his entire career having started with Stacy Ames. In 1975, Mr. Levine established Sassco Fashions, Ltd. which he then sold to Leslie Fay in May 1980 and since that date has operated the Company as an autonomous entity. Mr. Levine is responsible for the Company's dominance in the suit business. This has been accomplished through his emphasis on product, quality, fit and value. His attention to detail and consistency of product (fit and make) has propelled Kasper to its number one position in the suit marketplace.

    H. SEAN MATHIS has been a director of the Company since March 14, 2000. Mr. Mathis is the President of Litchfield Asset Holdings, an investment advisory company he founded in 1983. He served as Chairman of the Board of Allis Chalmers, Inc., an industrial manufacturer, from 1996 to 1999, and as Chairman of Universal Gym Equipment, Inc., a private exercise equipment manufacturer, from 1996 to 1997. In 1997, Universal Gym Equipment, Inc. filed for protection under the United States federal bankruptcy laws. Mr. Mathis served as a Director of Allied Digital Technologies, Corp. from 1993 to 1998; as President of its predecessor, RCL Acquisition Corp., from 1991 to 1993; and as President and as a Director of RCL Capital Corp. from 1993 until it was merged into DISC Graphics, Inc. in November 1995. He currently serves as a Director of Thousand Trails, Inc., an operator of recreational parks, and ARCH Communications Group, Inc., a communications company.

    WILLIAM J. NIGHTINGALE has been a director of the Company since June 1997. Mr. Nightingale is currently a Senior Advisor of Nightingale & Associates, LLC, a general management consulting firm, and has served in various capacities with the firm, including Chairman and Chief Executive Officer, since July 1975.
Mr. Nightingale is also a director of Furr's/Bishops, Inc., and Rings End, Inc., and a trustee of the Churchill Tax Free Fund of Kentucky, Churchill Cash Reserves Trust, and Narragansett Tax Free Bond Fund.

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

    DENIS J. TAURA has been a director of the Company since July 1998. He is a certified public accountant and a partner in Taura Flynn & Asscociates, a firm specializing in reorganization and management consulting, which he founded in 1998. From September 1991 to March 1998, he served as Chairman of D. Taura & Associates, a consulting firm. From 1972 to 1991, Mr. Taura was a partner of KPMG Peat Marwick LLP. Mr. Taura is Chairman of the Board and Chief Executive Officer of Darling International, Inc.

    OLIVIER TROUVEROY has been a director of the Company since June 1997. Since 1992, Mr. Trouveroy has been with ING Equity Partners, and its predecessors and affiliates, and currently serves as a Managing Partner, responsible for originating, structuring and managing equity and debt investments. From 1990 to 1992, Mr. Trouveroy was a Managing Director in the Corporate Finance Group ("CFG") of General Electric Capital Corporation in charge of CFG's office in Paris, France. From 1984 to 1990, Mr. Trouveroy held various positions in the Mergers and Acquisition department of Drexel Burnham Lambert in New York. Mr. Trouveroy also serves as a director of e.spire Communications, Inc. and Cost Plus, Inc.

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

    MARY ANN DOMURACKI, Executive Vice President--Finance and Administration, joined the Company in January 1999. Ms. Domuracki's responsibilities include corporate finance, financial and general administrative matters of the Company. Prior to joining the Company, Ms. Domuracki worked as a consultant with the financial advisory firm Conway Del Genio Gries & Co., LLC from April 1998 to December 1998. From June 1987 to March 1998, Ms. Domuracki held several executive positions at Danskin, Inc., ultimately serving as Chief Executive Officer and President from April 1996 to March 1998. Ms. Domuracki is a certified public accountant.

    GWEN GEPFERT, Chief Financial Officer, joined the Company in March 2000. Ms. Gepfert is responsible for the financial and accounting functions of the Company. Prior to joining the Company, Ms. Gepfert served as Chief Financial Officer of Ariat International, Inc., a manufacturer and wholesaler of athletic footwear for a period of four years. From 1988 to 1995, Ms. Gepfert served in several executive positions at Esprit de Corp., ultimately serving as Vice President of Finance. Ms. Gepfert is a certified public accountant.

    BARBARA BENNETT, Senior Vice President--Design, joined the Company in October 1980. As head of the Company's Kasper in-house design studio, Ms. Bennett is responsible for coordinating the input she receives from the Company's sales staff, her design staff, and her analysis of the market to oversee the design of each of the Company's product lines on a timely basis. Prior to joining the Company, Ms. Bennett was a designer at Leslie Fay for two years.

    BEVERLY I. KATZ was appointed Senior Vice President, General Counsel and Assistant Secretary of the Company in March 2000. Ms. Katz is responsible for the legal matters of the Company. From 1987 to 1999, Ms. Katz was the General Counsel of Takihyo Inc., the parent company of Anne Klein Company LLC, and Senior Vice President, General Counsel and Secretary from November 1988.

KEY EMPLOYEES

    The following key employees of the Company make significant contributions to the operations of the Company:

    PETER ENG, Senior Vice President--Piece Goods, joined the Company in November 1982. Mr. Eng is responsible for the development of new fabrics as well as variations of current fabrics. Mr. Eng travels through Europe in search of new ideas and trends, and to the Far East to ensure that the fabrics purchased by the Company meet the Company's specifications. As a result, Mr. Eng has developed key relationships with the management of the Company's contractors and suppliers.

    PETER LEE, Managing Director--Asia Expert, Ltd., joined the Company in January 1997 as Managing Director of the Hong Kong buying office. Prior to joining the Company, Mr. Lee served for 25 years as Vice President in charge of administration and production in Taiwan and the Philippines for Carnival Textiles, a publicly traded Taiwan company and one of the Company's largest suppliers.

    WENDY R. CHIVIAN has been the President of Anne Klein Apparel since August 1999. She is directly responsible for the sales and merchandising of the Anne Klein apparel product lines. She maintains relationships with the management of all major customers, focusing on the various needs of the stores and ultimately the consumer. Prior to her return to Anne Klein, Ms. Chivian was President of DKNY Kids from 1997 to 1999, where she was responsible for launching DKNY children's apparel, a license by Esprit de Corp. From 1991 to 1997, she was with Anne Klein Company LLC where she held various senior level positions and most recently served as Senior Vice President of Sales.

    MERLE SLOSS has been the President of Anne Klein Licensing since December 1999, a position that she also held from 1995 to 1996. Her responsibilities include the management of existing domestic and international licensees as well as the expansion of licensing into additional product categories. Most recently, Ms. Sloss served as President of Ralph Lauren Footwear, a division of Rockport, from 1996 to 1999. She served as a consultant to Gucci Group in 1994 developing global merchandising and sales structure. In addition, she previously spent 11 years at Bally of Switzerland of North America and last held the position of President and Chief Executive Officer from 1992 to 1993.

    ISAAC FRANCO, formerly Creative Director of Anne Klein apparel since 1997, was appointed Co-Creative Director and Senior Vice President of Anne Klein in August 1999. Mr. Franco's responsibilities include creative design direction for all Anne Klein lines and brands, as well as creative direction for the brand image of the division and its various product lines. From 1991 to 1997, he was a designer for Emanuel/ Emanuel Ungaro and prior to that, for Valentino, in Rome, working on all his women's collections. Previously, Mr. Franco designed for Bob Mackie II, and for Pringle of Scotland and Geoffrey Beene Knitwear, where he met Mr. Kaufman in 1987.

    KENNETH KAUFMAN, formerly Creative Director of Anne Klein apparel since 1997, was appointed Co-Creative Director and Senior Vice President of Anne Klein in August 1999. Mr. Kaufman's responsibilities include creative design direction for all Anne Klein lines and brands, as well as creative direction for the brand image of the division and its various product lines. From 1991 to 1997, he was a designer for Emanuel/Emanuel Ungaro and prior to that, for Valentino, in Rome, working on all his women's collections. In 1987, Mr. Kaufman hired Mr. Franco while at Warnaco to work on Pringle of Scotland and Geoffery Beene Knitwear. Soon after, Bob Mackie approached Mr. Kaufman and Mr. Franco to design Bob Mackie II, his signature sportswear collection.

COMMITTEES

    On June 10, 1997, the Board of Directors established an Audit Committee, a Compensation Committee and a Finance Committee.

    The Company's Audit Committee is currently composed of Messrs. Mathis, Nightingale and Salibello. The function of the Audit Committee is to make recommendations concerning the selection each year of independent auditors of the Company, to review the effectiveness of the Company's internal accounting methods and procedures, and to determine, through discussions with the independent auditors, whether any restrictions or limitations have been placed upon them in connection with the scope of their audit or its implementation.

    The Compensation Committee is currently composed of Messrs. Mathis, Salibello, Taura and Trouveroy. The function of the Compensation Committee is to review and recommend to the Board of Directors policies, practices and procedures relating to compensation of key employees and to administer employee benefit plans.

    The Finance Committee is currently composed of Messrs. Mathis, Nightingale, Salibello, Taura and Trouveroy. The function of the Finance Committee is to evaluate and review on a continuing basis specific financing programs and requirements to meet the near and long-term needs of the Company; to advise management on the Company's business plans and budgets; to review the organization and functions of the Company's finance department; and to participate in the development and implementation of the investment and the investor programs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities and Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's directors and certain of its officers and persons who own more than 10% of its common stock (collectively, "Insiders"), to file reports of ownership and changes in their ownership of common stock with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1999, with the exception of Mr. Levine, who filed a late Form 4 and Mr. Franco, Ms. Chivian and Ms. Sloss, each of whom filed a late Form 3.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth information concerning the annual compensation paid by the Company for services rendered during the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000 to the Chief Executive Officer, and the four most highly compensated executive officers/key employees (the "Named Executive Officers") and to all executive officers of the Company as a group.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                                           ------------
                                          ANNUAL COMPENSATION               SECURITIES
                                    --------------------------------        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR       SALARY      BONUS           OPTIONS          COMPENSATION
---------------------------         --------   ----------   --------       ------------       ------------
Arthur S. Levine..................    1999     $2,000,000   $     --(1)             --         $   19,868(2)
  Chairman of the Board and Chief     1998      2,000,000         --(1)             --             20,540(3)
  Executive Officer                   1997      1,200,000         --         1,240,252(9)       1,507,635(4)

Gregg I. Marks....................    1999     $  800,000   $200,000                --         $   15,924(5)
  President                           1998        830,769    115,000                --             16,218(5)
                                      1997        500,000    370,000           171,068(9)          16,824(5)

Lester E. Schreiber...............    1999     $  269,616   $ 85,000                --         $   16,841(6)
  Chief Operating Officer             1998        258,173     50,000                --             17,052(6)
                                      1997        162,580     62,500            85,536(9)          16,382(6)

Mary Ann Domuracki................    1999     $  259,135   $     --                --         $    1,522(7)
  Executive Vice                      1998             --         --                --                 --
  President--Finance &                1997             --         --                --                 --
  Administration

Barbara Bennett...................    1999     $  600,000   $150,000                --         $    1,135(8)
  Vice President--Design              1998        623,077     50,000                --              1,591(8)
                                      1997        600,000     50,000           171,068(9)           3,566(8)

All Executive Officers as a           1999     $3,928,751   $435,000                --         $   55,290
  group...........................    1998      3,712,019    215,000                --             55,401
  (5 persons)                         1997      2,462,580    482,500         1,667,924(9)       1,544,407

------------------------

(1) Mr. Levine's employment agreement with the Company provides for a bonus commencing in the 1998 fiscal year in an amount between $500,000 and $1.5 million based upon the fulfillment of certain EBITDA hurdles for the fiscal years 1998, 1999 and thereafter. Such hurdles were not met in either fiscal 1999 or 1998.

(2) Includes $2,478 in Group Term Life Insurance and $17,390 in automobile allowance.

(3) Includes $3,150 in Group Term Life Insurance and $17,390 in automobile allowance.

(4) Includes $2,325 in Group Term Life Insurance, $17,390 in automobile allowance and $1,487,920 in consulting fees which Mr. Levine received as principal of two consulting firms prior to June 4, 1997 at which time Mr. Levine became Chairman of the Board and Chief Executive Officer of the Company.

(5) Includes $924, $1,218 and $1,824 in Group Term Life Insurance and $15,000, $15,000 and $15,000 in automobile allowance for fiscal years 1999, 1998 and 1997, respectively.

(6) Includes $941, $1,152 and $482 in Group Term Life Insurance and $15,900, $15,900 and $15,900 in automobile allowance for fiscal years 1999, 1998 and 1997, respectively.

(7) Represents $464 in Group Term Life Insurance and a clothing allowance of $1,058.

(8) Represents $924, $1,218 and $1,566 in Group Term Life Insurance and a clothing allowance of $211, $373 and $2,000 for fiscal years 1999, 1998 and 1997, respectively.

(9) Cancelled on November 10, 1999 pursuant to an agreement between the Company and the optionholders.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The Company did not grant any stock options or SAR's to the Named Officers during 1999.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE
  TABLE

    No Management Options were issued during 1999. On November 10, 1999 all outstanding Management Options issued to the Named Officers were cancelled pursuant to an agreement between the Company and the optionholders.

COMPENSATION OF DIRECTORS

    Each Director who is not an employee of the Company is paid for service on the Board of Directors a retainer at the rate of $40,000. Each non-employee Director, who held such position prior to January 1, 2000, also received an option to purchase 20,000 shares of common stock at the time of joining the Board of Directors. Such options vest ratably over the first three anniversaries of the date of grant and are exercisable at a price of $14.00 per share. The Company also reimburses each Director for reasonable expenses in attending meetings of the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS

    The Company has entered into a five-year employment agreement dated June 4, 1997 with Mr. Levine, which provides for his employment as Chief Executive Officer and Chairman of the Board of the Company. The agreement provides for an annual compensation of $2 million. In addition to the base compensation, the agreement provides for a bonus commencing in the 1998 fiscal year in an amount between $500,000 and $1.5 million based upon the fulfillment of certain EBITDA hurdles for the fiscal years 1998, 1999 and thereafter. The Company does not maintain a key person life insurance policy on the life of Mr. Levine.

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

    The agreement provides that, upon termination for cause, Mr. Levine will be entitled to receive accrued but unpaid salary and benefit payments and expense reimbursements; provided, however, that if Mr. Levine's termination for cause arises out of his material insubordination (as defined in the agreement), he shall also be entitled to any bonus he would have received if he had not been terminated. The agreement also provides that, upon termination, without good reason, Mr. Levine will be entitled to receive a severance payment in one lump sum equal to his base salary for the remainder of his term of employment, plus any benefits to which he is entitled, and expense reimbursements; provided, however, that if his termination without good reason occurs following a change in control (as defined in the agreement), his lump sum payment of base salary shall be reduced by 43%.

    The Company has entered into a three-year employment agreement with both Kenneth Kaufman and Isaac Franco, commencing July 9, 1999, which provides for their employment as Co-Creative Directors and

Senior Vice Presidents of Design of the Anne Klein Division of the Company. Their agreements each provide for an annual compensation of $750,000 in 1999, $775,000 in 2000, $800,000 in 2001 and $850,000 in 2002. In addition, the agreements provide for a performance-based bonus. Messrs. Kaufman and Franco are also entitled to participate in the Company's 1999 Share Incentive Plan. Messrs. Kaufman and Franco are entitled to participate in the standard benefit plans made available by the Company to its senior officers.

    The agreements require that Messrs. Kaufman and Franco provide 30 days' notice of intent to terminate the agreement (45 days' notice if without "adequate justification" (as defined in the agreement); 60 days' notice in the case of (i) a change in control (as defined in the agreement) or (ii) the termination without "cause" (as defined in the agreement) or for adequate justification of the other Co-Creative Director) of intent to terminate the agreement. Upon termination, Messrs. Kaufman and Franco may not participate or engage in, either directly or indirectly, any business activity competitive with the Company for a period of six months from the effective date of the termination. If Messrs. Kaufman and Franco are terminated without cause, upon a change in control or for adequate justification, they will be entitled to severance payments equal to their base salary for the remainder of the term of employment, paid out according to the standard payroll procedures of the Company, plus any accrued but unpaid bonus and other benefit payments and expense reimbursements. Upon termination with cause, Messrs. Kaufman and Franco will be entitled to receive severance payments equal to their accrued but unpaid salary, paid out according to the standard payroll procedures of the Company, and other benefit payments and expense reimbursements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is currently composed of Messrs. Mathis, Salibello, Taura and Trouveroy. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity, which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

1999 SHARE INCENTIVE PLAN

    On March 14, 2000, the Company's shareholders approved the Company's 1999 Share Incentive Plan (the "1999 Plan"). Pursuant to the terms of the 1999 Plan, the 1999 Plan became effective as of July 28, 1999, the date on which the 1999 Plan was approved by the Compensation Committee. The 1999 Plan is intended to provide incentives which will attract, retain and motivate highly competent persons as non-employee Directors, officers and key employees of, and consultants to, the Company and its subsidiaries and affiliates.

    Participants in the 1999 Plan will consist of such Directors, officers, officers and key employees of, and such consultants to, the Company and its subsidiaries and affiliates as the Compensation Committee in its sole discretion determines to be responsible for the success and future growth and profitability of the Company and whom the Compensation Committee may designate from time to time to receive benefits under the 1999 Plan. All of the Company's non-employee Directors will be eligible to participate in the 1999 Plan. Currently, there are five non-employee Directors. The number of officers and key employees who are eligible to participate in the 1999 Plan is estimated to be 100. An estimate of the number of consultants who are eligible to participate in the 1999 Plan has not been made.

    The 1999 Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards; (4) performance awards; and (5) stock units.

    The maximum number of shares of common stock that may be granted under the 1999 Plan is 2,500,000 and the maximum number of shares that may be granted to an individual participant shall not exceed 1,500,000. The unanimous consent of the Compensation Committee is required for the grant of options to any recipient if the aggregate number of shares held by that recipient is equal to or greater than 20,000. As of March 24, 2000, no shares had been granted under the 1999 Plan.

    The 1999 Plan terminates on July 28, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 24, 2000, based upon the most recent information available to the Company for (i) each person known by the Company who owns beneficially more than five percent of the common stock, (ii) each of the Company's Named Executive Officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 77 Metro Way, Secaucus, New Jersey 07094.

                                                             NUMBER OF SHARES    PERCENTAGE OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER                        BENEFICIALLY OWNED     OF COMMON STOCK
------------------------------------                        ------------------   --------------------
Arthur S. Levine..........................................          136,740(1)            2.0%
William J. Nightingale....................................           13,534(2)              *
H. Sean Mathis............................................               --                --
Salvatore M. Salibello....................................            6,767(3)              *
Lester E. Schreiber.......................................              400(4)              *
Denis J. Taura............................................            6,667(3)              *
Olivier Trouveroy.........................................          639,535(5)            9.4%
Gregg I. Marks............................................           14,200(6)              *
Mary Ann Domuracki........................................               --                --
Barbara Bennett...........................................               --                --
Whippoorwill Associates, Inc..............................        1,279,091(7)           18.8%
  11 Martine Avenue
  White Plains, NY 10606
Bay Harbor Management, L.C................................          975,771(8)           14.3%
  777 South Harbour Island Boulevard,
  Ste. 270
  Tampa, FL 33602
Blue Ridge L.P............................................          730,000(9)           10.7%
  660 Madison Avenue
  New York, NY 10021
ING Equity Partners, L.P. I...............................          639,535(5)            9.4%
  135 East 57 Street
  New York, NY 10022
Harvard Management Company................................          357,304(10)           5.3%
  660 Atlantic Avenue
  Boston, MA 02210
Officers and Directors as a group (10 persons)............          817,843(11)          12.0%

------------------------

*   Less than one percent

(1) Does not include approximately 709 shares of Common Stock which may be distributed to Mr. Levine on an "if and when issued" basis from shares of Common Stock held for the benefit of creditors (the "Holdback") of the Company pending the resolution of certain creditor claims.

(2) Includes 13,334 shares of Common Stock issuable upon exercise of currently exercisable Director Options. Mr. Nightingale disclaims beneficial ownership of 100 shares of Common Stock held by his spouse.

(3) Includes 6,667 shares of Common Stock issuable upon exercise of currently exercisable Director Options.

(4) Mr. Schreiber disclaims beneficial ownership of 100 shares of Common Stock held by his spouse and 100 shares of Common Stock held by each of his two children.

(5) Includes 13,334 shares of Common Stock issuable upon exercise of currently exercisable Director Options, which were issued to ING Equity Partners, L.P. I ("ING") pursuant to Mr. Trouveroy's status as a non-employee Director of the Company, a position for which he was designated by ING. Mr. Trouveroy, a director of the Company, is a partner of the general partner of Hampshire Equity Partners. He disclaims beneficial ownership of all shares of Common Stock listed. Notwithstanding his disclaimer, Mr. Trouveroy may be deemed to be a beneficial owner to the extent of his pecuniary interests in the partnership. Does not include approximately 17,195 shares of Common Stock which may be distributed to ING on an "if and when issued" basis pursuant to the Holdback. Mr. Trouveroy's business address is c/o ING Equity Partners, 520 Madison Avenue (33(rd) Floor), New York, New York 10022.

(6) Mr. Marks disclaims beneficial ownership of 100 shares of Common Stock held by each of his two daughters.

(7) These shares of Common Stock are owned by various limited partnerships, a limited liability company, a trust and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager.

(8) Based on information contained in a Schedule 13G/A, filed with the Commission on February 14, 2000. These shares of Common Stock are also indirectly owned by Tower Investment Group, Inc. ("Tower"), the majority stockholder of Bay Harbor Management, L.C., Steven A. Van Dyke, a stockholder and President of Tower, and Douglas P. Teitelbaum, a stockholder of Tower, each of whom may also be deemed to be a beneficial owner of such shares of Common Stock.

(9) Based on information contained in a Schedule 13G/A, filed with the Commission on February 16, 2000. These shares of Common Stock are also indirectly owned by JAG Holdings, LLC ("JAG"), the general partner of Blue Ridge L.P., and John A. Griffin, the Managing Member of JAG, each of whom may also be deemed to be a beneficial owner of such shares of Common Stock.

(10) Based on information contained in a Schedule 13, filed with the Commission on February 11, 2000.

(11) Includes 40,002 shares of Common Stock issuable upon exercise of currently exercisable Director Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) Documents filed as part of this report:

    (1) Financial Statements:

       The Consolidated/Combined Financial Statements are set forth in the Index to Consolidated/ Combined Financial Statements and Financial Statement Schedules on page F-1 hereof.

    (2) Financial Statement Schedule:

       The Financial Statement Schedule is set forth in the Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

    (3) Exhibits:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
  2(1)                  Fourth Amended and Restated Joint Plan of Reorganization for
                        Debtors (Leslie Fay Companies, Inc.) Pursuant to Chapter 11
                        of the United States Bankruptcy Code Proposed by Debtors and
                        Creditors' Committee, dated April 18, 1997.

     2.1(10)            Asset Purchase Agreement, dated as of March 15, 1999, among the Company, Anne Klein Company LLC and Takihyo Inc.

     2.2(16)            Asset Purchase Agreement, dated as of November 24, 1999,
                        among the Company and A.S.L. Retail Outlets, Inc., as buyers and Fashions of Seventh Avenue, Inc., Fashions of Destin,
                        Inc., Fashions of Michigan, Inc., Fashions of Reno, Inc.,
                        Fashions of Vero Beach, Inc., Anne Klein of Massachusetts,
                        Inc. and Fashions of Clinton, Inc., as sellers.

     3.1(5) Amended and Restated Certificate of Incorporation as filed on May 30, 1997.

     3.2(5) Amendment to Certificate of Incorporation as filed on November 5, 1997.

     3.3(5)             By-laws, as amended.

     4.1(2) Indenture dated as of June 4, 1997, by and between the Registrant and IBJ Schroder Bank & Trust Company, as trustee.

     4.2(3) Supplemental Indenture, dated as of June 30, 1997, by and between the Registrant and IBJ Schroder Bank & Trust
                        Company, as trustee.

     4.21(12)           Second Supplemental Indenture, dated as of June 16, 1999, to the Indenture, dated as of June 1, 1997 and effective as of
                        June 4, 1997, as amended, between the Company and IBJ
                        Whitehall Bank & Trust Company, as trustee.

     4.3(2)             Form of Senior Note issued under the Indenture.

     4.4(7)             Specimen Certificate of the Company's Common Stock.

    10.1(5)             Revolving Credit Agreement dated as of June 4, 1997, by and among the Registrant BankBoston N.A., BancBoston Securities,
                        Inc., Citicorp USA, Inc., Heller and certain other lenders
                        (without exhibits).

    10.1(a)(9)          Amendment No. 1 to Revolving Credit Agreement, dated October
                        4, 1997.

    10.1(b)(9)          Amendment No. 2 to Revolving Credit Agreement, dated
                        November 11, 1997.

    10.1(c)(9)          Amendment No. 3 to Revolving Credit Agreement, dated May 29,
                        1998.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
    10.1(d)(9)          Amendment No. 4 to Revolving Credit Agreement, dated
                        December 31, 1998.

    10.1(e)(11)         Amended and Restated Credit Agreement, dated as of July 9,
                        1999, among the Company, as Borrower, the guarantors named therein, the lenders named therein, The Chase Manhattan
                        Bank, as administrative and collateral agent, and The CIT
                        Group / Commercial Services, Inc., as collateral monitor.

    10.11               Amendment Agreement No. 1 to the Amended and Restated Credit
                        Agreement, dated December 22, 1999.

    10.2(5)             Employment Agreement dated June 4, 1997 between the
                        Registrant and Arthur S. Levine.

    10.3(7)             Lease Modification Agreement and Lease Agreement, each dated
                        August 20, 1996, between the Registrant and Import Hartz
                        Associates.

    10.31               First Lease Modification Agreement, dated April 30, 1999, by and between the Company and Import Hartz Associates.

    10.4(5)             Acquisition Agreement dated June 2, 1997, by and among the
                        Registrant, ASL/K Licensing Corp, Herbert Kasper and
                        Forecast Designs, Inc.

    10.5(5) Employment, Consulting and Non-Competition Agreement dated as of June 4, 1997, by and among Sassco Fashions, Ltd.,
                        ASL/K Licensing Corp. and Herbert Kasper.

    10.6(5)             1997 Management Stock Option Plan.

    10.61(17)           1999 Share Incentive Plan.

    10.7(5)             Form of Stock Option Agreement issued to Directors.

    10.8(15)            Letter Agreement, dated as of September 13, 1999, between
                        the Company and Whippoorwill Associates, Inc., as agent for various discretionary accounts.

    10.9(13)            Lease, dated as of June 4, 1996, among 11 West 42(nd)
                        Limited Partnership as Landlord, and Anne Klein & Company and Mark of the Lion Associates, as tenants.

    10.10(14)           Omnibus Agreement, dated as of March 15, 1999, among the
                        Company and Anne Klein Company LLC.

 21(8)                  Subsidiaries of the Registrant.

 24(6)                  Power of Attorney (included in signature page).

    27                  Financial Data Schedule.

------------------------

(1) Incorporated by reference to Exhibit No. 4 to the Registrant's Report on Form 8-K (Commission File No. 022-22269) filed with the Commission on July 14, 1997 (the "Report on Form 8-K").

(2) Incorporated by reference to Exhibit No. 1 to the Registrant's Report on Form 8-K.

(3) Incorporated by reference to Exhibit No. 3 to the Registrant's Report on Form 8-K.

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

(8) Incorporated by reference to Exhibit No. 21.1 to the Company's Report on Form 10-K filed with the Commission on March 31, 1999.

(9) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on May 18, 1999.

(10) Incorporated by reference to Exhibit No. 2 to the Company's Report on Form 8-K filed with the Commission on July 13, 1999.

(11) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 8-K filed with the Commission on July 13, 1999.

(12) Incorporated by reference to Exhibit No. 10.2 to the Company's Report on Form 8-K filed with the Commission on July 13, 1999.

(13) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on August 17, 1999.

(14) Incorporated by reference to Exhibit No. 10.2 to the Company's Report on Form 10-Q filed with the Commission on August 17, 1999.

(15) Incorporated by reference to Exhibit No. 10.3 to the Company's Report on Form 8-K/A filed with the Commission on September 22, 1999.

(16) Incorporated by reference to Exhibit No. 2 to the Company's Report on Form 8-K filed with the Commission on December 8, 1999.

(17) Incorporated by reference to Annex A of the Company's Definitive Proxy Statement filed with the Commission on January 28, 2000.

(b) Reports on Form 8-K:

    On December 8, 1999, the Company filed a current report on Form 8-K to disclose that it had acquired substantially all of the assets, and assumed certain liabilities, of twenty-five Anne Klein factory outlet stores from Fashions of Seventh Avenue, Inc. and Associates.

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS                                    PAGE
----------------------------                                  --------
Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets at January 1, 2000 and January
  2, 1999...................................................  F-3

Consolidated/Combined Statements of Operations for the
  Fiscal Years Ended January 1, 2000 and January 2, 1999,
  the Seven Months Ended January 3, 1998 and the Five Months
  Ended June 4, 1997........................................  F-4

Consolidated/Combined Statements of Shareholders' Equity for
  the Fiscal Years Ended January 1, 2000 and January 2,
  1999, the Seven Months Ended January 3, 1998 and the Five
  Months Ended June 4, 1997.................................  F-5

Consolidated/Combined Statements of Cash Flows for the
  Fiscal Years Ended January 1, 2000 and January 2, 1999,
  the Seven Months Ended January 3, 1998 and the Five Months
  Ended June 4, 1997........................................  F-6

Notes to Consolidated/Combined Financial Statements.........  F-8

Schedule II--Valuation and Qualifying Accounts..............  F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Kasper A.S.L., Ltd. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Kasper A.S.L., Ltd. (a Delaware corporation) and subsidiaries (the "Reorganized Company" see Note 2) as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 1, 2000 and January 2, 1999 and the seven-month period ended January 3, 1998. We have also audited the accompanying combined statements of operations, divisional equity and cash flows of the Predecessor Company for the five-month period ended June 4, 1997. These financial statements are the responsibility of the Reorganized Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As more fully described in Note 2 to the consolidated/combined financial statements, effective June 4, 1997, the Reorganized Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on April 21, 1997. In accordance with AICPA Statement of Position 90-7, the Reorganized Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of June 4, 1997. As a result, the consolidated financial statements for the periods subsequent to June 4, 1997 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization financial statements.

    In our opinion, the financial statements referred to above present fairly, in all material respects, (a) the financial position of the Reorganized Company as of January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for the years ended January 1, 2000 and January 2, 1999 and the seven-month period ended January 3, 1998, and (b) the results of the operations and cash flows of the Predecessor Company for the five-month period ended June 4, 1997, all in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule Valuation and Qualifying Accounts--Schedule II of this Form 10-K for the year ended January 1, 2000 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

New York, New York
March 3, 2000

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  5,086     $  2,437
  Accounts receivable, net..................................     26,207       32,721
  Inventories...............................................     95,068      100,435
  Prepaid expenses and other current assets.................      3,207        3,125
  Income taxes receivable...................................      2,668           --
  Deferred taxes............................................      5,077        2,943
                                                               --------     --------
Total Current Assets........................................    137,313      141,661
                                                               --------     --------
Property, Plant and Equipment, at cost less accumulated
  depreciation and amortization of $9,004 and $5,500,
  respectively..............................................     19,803       16,881
Reorganization value in excess of identifiable assets, net
  of accumulated amortization of $8,418 and $5,160,
  respectively..............................................     56,763       60,021
Trademarks, net of accumulated amortization of $4,668 and
  $2,307, respectively......................................    109,565       48,693
Other Assets, at cost less accumulated amortization of $717
  and $1,449, respectively..................................      6,321        2,102
                                                               --------     --------
Total Assets................................................   $329,765     $269,358
                                                               ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 28,753     $ 14,539
  Accrued expenses and other current liabilities............      8,219        6,668
  Interest payable..........................................      4,032        3,797
  Deferred income...........................................      1,000           --
  Income taxes payable......................................        594          646
                                                               --------     --------
Total Current Liabilities...................................     42,598       25,650
Long-Term Liabilities:
  Deferred taxes............................................      3,064        1,630
  Deferred income...........................................      1,000           --
  Long-Term Debt............................................    110,000      110,000
  Bank Revolver.............................................     53,444        7,569
  Minority Interest.........................................        519          459
                                                               --------     --------
Total Liabilities...........................................    210,625      145,308
Commitments and Contingencies
Shareholders' Equity:
  Common Stock, $0.01 par value; 20,000,000 shares
    authorized; 6,800,000 shares issued and outstanding.....         68           68
  Preferred Stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding.................         --           --
  Capital in excess of par value............................    119,932      119,932
  (Accumulated Deficit) Retained Earnings...................       (632)       4,142
  Cumulative Other Comprehensive Income (Loss)..............       (228)         (92)
                                                               --------     --------
Total Shareholders' Equity..................................    119,140      124,050
                                                               --------     --------
Total Liabilities and Shareholders' Equity..................   $329,765     $269,358
                                                               ========     ========

      The accompanying Notes to Consolidated/Combined Financial Statements
                 are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     PREDECESSOR
                                                       REORGANIZED COMPANY             COMPANY
                                                ----------------------------------   -----------
                                                                          SEVEN
                                                     FISCAL YEAR          MONTHS     FIVE MONTHS
                                                        ENDED             ENDED         ENDED
                                                ---------------------   ----------   -----------
                                                 JANUARY     JANUARY
                                                   1,          2,       JANUARY 3,    JUNE 4,
                                                  2000        1999        1998          1997
                                                ---------   ---------   ---------     ---------
Net Sales.....................................  $ 311,209   $ 312,089   $ 175,602     $ 136,107
Royalty Income................................      7,033         852         609           286
Cost of Sales.................................    219,520     219,060     127,784       101,479
                                                ---------   ---------   ---------     ---------
Gross Profit..................................     98,722      93,881      48,427        34,914
Operating Expenses:
Selling, general and administrative
  expenses....................................     76,152      62,836      32,411        23,660
Depreciation and Amortization.................      9,276       7,795       4,267         1,191
                                                ---------   ---------   ---------     ---------
Total operating expenses......................     85,428      70,631      36,678        24,851
                                                ---------   ---------   ---------     ---------
Operating income..............................     13,294      23,250      11,749        10,063
Interest and Financing Costs..................     20,494      17,788       9,829           667
                                                ---------   ---------   ---------     ---------
(Loss) Income before provision for income
  taxes.......................................     (7,200)      5,462       1,920         9,396
(Benefit) Provision for Income Taxes..........     (2,426)      2,292         948         3,758
                                                ---------   ---------   ---------     ---------
Net (Loss) Income.............................  $  (4,774)  $   3,170   $     972     $   5,638
                                                =========   =========   =========     =========
Basic (loss) earnings per common share........       (.70)        .47         .14            --
                                                =========   =========   =========     =========
Diluted (loss) earnings per common share......       (.70)        .47         .14            --
                                                =========   =========   =========     =========
Weighted average number of shares used in
  computing Basic earnings per common share...  6,800,000   6,800,000   6,800,000            --
Weighted average number of shares used in
  computing Diluted earnings per common
  share.......................................  6,800,000   6,800,000   6,805,000            --

  The accompanying Notes to Consolidated/Combined Financial Statements are an
                  integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

            CONSOLIDATED/COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

PREDECESSOR COMPANY

                                                              DIVISIONAL
                                                                EQUITY
                                                              ----------
BALANCE AT DECEMBER 28, 1996................................   $157,204
Net Income for the period...................................      5,638
Decrease in investment with Leslie Fay......................    (30,479)
                                                               --------
BALANCE AT JUNE 4, 1997.....................................   $132,363
                                                               ========

--------------------------------------------------------------------------------

REORGANIZED COMPANY

                                                                 CUMULATIVE       RETAINED
                                                   CAPITAL IN       OTHER        EARNINGS /
                                         COMMON    EXCESS OF    COMPREHENSIVE   (ACCUMULATED
                                         STOCK        PAR          INCOME         DEFICIT)      TOTAL
                                        --------   ----------   -------------   ------------   --------
BALANCE AT JUNE 4, 1997...............    $--       $     --        $  --          $    --     $     --
Common Stock issued to Leslie Fay
  Creditors...........................     68        119,932           --               --      120,000
Translation Adjustment................     --             --          (14)              --          (14)
Net Income for the period.............     --             --           --              972          972
                                          ---       --------        -----          -------     --------
Comprehensive Income..................     --             --           --               --          958
                                          ---       --------        -----          -------     --------
BALANCE AT JANUARY 3, 1998............    $68       $119,932        $ (14)         $   972     $120,958
                                          ===       ========        =====          =======     ========
Translation Adjustment................     --             --          (78)              --          (78)
Net Income for the period.............     --             --           --            3,170        3,170
                                          ---       --------        -----          -------     --------
Comprehensive Income..................     --             --           --               --        3,092
                                          ---       --------        -----          -------     --------
BALANCE AT JANUARY 2, 1999............    $68       $119,932        $ (92)         $ 4,142     $124,050
                                          ===       ========        =====          =======     ========
Translation Adjustment................     --             --         (136)              --         (136)
Net Loss for the period...............     --             --           --           (4,774)      (4,774)
                                          ---       --------        -----          -------     --------
Comprehensive Income..................     --             --           --               --       (4,910)
                                          ---       --------        -----          -------     --------
BALANCE AT JANUARY 1, 2000............    $68       $119,932        $(228)         $  (632)    $119,140
                                          ===       ========        =====          =======     ========

      The accompanying Notes to Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                          PREDECESSOR
                                                                       REORGANIZED COMPANY                  COMPANY
                                                          ---------------------------------------------   -----------
                                                                   FISCAL YEAR            SEVEN MONTHS    FIVE MONTHS
                                                                      ENDED                   ENDED          ENDED
                                                          -----------------------------   -------------   -----------
                                                           JANUARY 1,      JANUARY 2,      JANUARY 3,       JUNE 4,
                                                              2000            1999            1998           1997
                                                          -------------   -------------   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income.......................................    $ (4,774)       $  3,170        $    972       $  5,638
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.........................       6,815           5,342           2,762            916
  Amortization of reorganization value in excess of
    identifiable assets.................................       3,258           3,258           1,902             --
  Amortization of excess purchase price over net assets
    acquired............................................          --              --              --            275
  Excess of cost over fair value of assets acquired.....          --              --              --            (26)
  Income applicable to minority interest................          60             459              --             --
  Write-off of net book value of property, plant and
    equipment...........................................          --             114              --             --
  Write-off of unamortized financing fees...............         740              --              --             --
(Increase) decrease in:
  Accounts receivable, net..............................       6,514          (2,721)         20,882          4,723
  Inventories...........................................       7,332         (21,639)        (18,529)        24,158
  Prepaid expenses and other current assets.............          18            (358)         (1,023)        (1,080)
  Income taxes receivable...............................      (2,668)             --              --             --
  Deferred taxes........................................      (2,134)         (1,248)         (1,695)            --
  Other assets..........................................      (1,289)             --              --             --
(Decrease) increase in:
  Accounts payable, accrued expenses and other current
    liabilities.........................................      14,290          (3,133)          5,421         (1,236)
  Interest payable......................................         235             242           3,513             --
  Deferred income.......................................       2,000              --              --             --
  Income taxes payable..................................         (52)           (518)            515            246
  Deferred taxes........................................       1,434             991             639             --
                                                            --------        --------        --------       --------
Total adjustments.......................................      36,553         (19,211)         14,387         27,976
                                                            --------        --------        --------       --------
Net cash provided by (used in) operating activities.....      31,779         (16,041)         15,359         33,614
                                                            --------        --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.............................      (5,425)         (5,690)         (1,749)        (2,960)
  FSA Acquisition.......................................      (2,488)             --              --             --
  Trademark Purchase....................................     (66,956)             --              --             --
                                                            --------        --------        --------       --------
Net cash used in investing activities...................     (74,869)         (5,690)         (1,749)        (2,960)
                                                            --------        --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under Bank Revolver....................      45,875           7,569              --             --
  Net decrease in cash invested with Leslie Fay.........          --              --              --        (30,479)
                                                            --------        --------        --------       --------
Net cash provided by (used in) financing activities.....      45,875           7,569              --        (30,479)

Effect of exchange rate changes on cash and cash
  equivalents...........................................        (136)            (78)            (14)            --
                                                            --------        --------        --------       --------
Net increase (decrease) in cash and cash equivalents....       2,649         (14,240)         13,596            175
Cash and cash equivalents, at beginning of period.......       2,437          16,677           3,081          1,886
                                                            --------        --------        --------       --------
Cash and cash equivalents, at end of period.............    $  5,086        $  2,437        $ 16,677       $  2,061
                                                            ========        ========        ========       ========

      The accompanying Notes to Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              PREDECESSOR
                                                              REORGANIZED COMPANY               COMPANY
                                                    ----------------------------------------  ------------
                                                           FISCAL YEAR          SEVEN MONTHS  FIVE MONTHS
                                                              ENDED                ENDED         ENDED
                                                    --------------------------  ------------  ------------
                                                    JANUARY 1,    JANUARY 2,    JANUARY 3,     JUNE 4,
                                                       2000          1999          1998          1997
                                                      --------      --------      --------      --------
Supplemental schedule of noncash operating,
  investing and financing activities

NONCASH OPERATING
Other current assets recorded upon emergence from
  Bankruptcy                                          $     --      $     --      $    (23)     $     --
Other current liabilities recorded upon emergence
  from Bankruptcy.................................          --            --         4,923            --
Deferred financing costs recorded upon emergence
  from Bankruptcy.................................          --            --        (2,422)           --

NONCASH INVESTING
Inventories acquired in FSA Acquisition...........      (1,965)           --            --            --
Fixed assets acquired in FSA Acquisition..........      (1,001)           --            --            --
Goodwill recorded in FSA Acquisition..............        (997)           --            --            --
Current liabilities assumed in FSA Acquisition....       1,475            --            --            --
Elimination of divisional equity upon emergence
  from Bankruptcy.................................          --            --      (132,363)           --
Elimination of excess of costs over fair value of
  assets upon emergence from Bankruptcy...........          --            --        16,066            --
Establishment of reorganization in excess of
  identifiable assets upon emergence from
  Bankruptcy......................................          --            --       (65,181)           --
Establishment of Trademark valuation upon
  emergence from Bankruptcy.......................          --            --       (51,000)           --

NONCASH FINANCING
Senior notes issued to creditors upon emergence
  from Bankruptcy.................................          --            --       110,000            --
Issuance of Common Stock to creditors upon
  emergence from Bankruptcy.......................          --            --       120,000            --

      The accompanying Notes to Consolidated/Combined Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION:

    The Consolidated/Combined Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. (name changed from Sassco Fashions, Ltd. on November 5, 1997) and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require). The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended
January 1, 2000 ("1999"), January 2, 1999 ("1998") and January 3, 1998 ("1997"),
included 52, 52 and 53 weeks, respectively.

    Due to the Company's Reorganization, the Consolidated Financial Statements for the new "Reorganized Company" (period starting June 4, 1997, the effective date of the Reorganized Company's emergence from bankruptcy) are not comparable to the Combined Financial Statements of the "Predecessor Company" (period ending June 4, 1997).

    Kasper was a division of The Leslie Fay Companies, Inc. ("Leslie Fay"), a Delaware corporation which operated its business as a debtor in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") until June 4, 1997. The Consolidated/Combined Financial Statements herein presented include the operations of three related Hong Kong corporations, Asia Expert Limited ("AEL"), Tomwell Limited ("Tomwell"), and Viewmon Limited ("Viewmon"), none of which were part of the Leslie Fay bankruptcy proceeding. These three Hong Kong corporations were subsidiaries of Leslie Fay (upon emergence from bankruptcy these entities became subsidiaries of Kasper) that procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Consolidated/Combined Financial Statements also include the financial statements of Kasper A.S.L. Europe, Ltd., Kasper Holdings Inc., ASL Retail Outlets, Inc. ("ASL Retail"), ASL/K Licensing Corp., AKC Acquisition, Ltd. and Lion Licensing, Ltd., all of which are wholly-owned subsidiaries of the Company. Kasper Holdings Inc. owns 100% of Kasper Canada ULC, which is a 70% owner of Kasper Partnership, G.P. ("Kasper Partnership"), a Canadian Partnership through which the Company conducts sales and distribution activity in Canada. The portion of Kasper Partnership pertaining to its minority owner is reflected in the accompanying financial statements as minority interest. The Predecessor Company financial data reflects the combined results of Kasper, AEL, Tomwell, and Viewmon. The financial statements of the Reorganized Company are consolidated as opposed to combined because as of the date of the reorganization, the three Hong Kong corporations became subsidiaries of Kasper. Prior to the reorganization, these entities were subsidiaries of Leslie Fay and, accordingly, the financial statements were combined for those periods.

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

    The Plan was subsequently amended on March 13, 1996, December 5, 1996, February 3, 1997 and February 28, 1997. On December 5, 1996, the Debtors filed a Disclosure Statement for the Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Disclosure Statement"), which was also subsequently amended on February 3, 1997 and February 28, 1997. The Plan provided for, among other things, the separation of the Debtors' estates and assets into two separate reorganized entities. Under the Plan, stockholders of the Company would not retain or receive any value for their

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION: (CONTINUED) interest. The Debtors obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The Plan was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. Refer to the Consolidated Financial Statements of Leslie Fay for the fiscal year ended December 28, 1996, included in Leslie Fay's Annual Report on Form 10-K, for more information regarding Leslie Fay's bankruptcy proceedings.

    The Plan called for the spin-off of Kasper as a newly organized entity, which consisted of Kasper, AEL, Tomwell, Viewmon, Sassco Europe, Ltd. (now known as Kasper A.S.L. Europe, Ltd.) and ASL Retail Outlets, Inc.

    On June 4, 1997, the Plan was consummated by Leslie Fay 1) transferring the equity interest in both Leslie Fay and Kasper, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 (the "Senior Notes") payable by Kasper; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Sassco division to Kasper and the assets and liabilities of Leslie Fay's Dress and Sportswear divisions to three wholly owned subsidiaries of Leslie Fay. In addition, Leslie Fay retained approximately $41,080,000 in cash, of which $23,580,000 was used to pay administrative claims as defined in the Plan. On June 4, 1997, Leslie Fay emerged from bankruptcy and Kasper emerged as a newly organized separate entity.

NOTE 2. FRESH START REPORTING:

    The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's balance sheet as of June 4, 1997 using principles required by the American Institute of Certified Public Accountants--Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh Start Accounting"). Pursuant to the guidelines provided by SOP 90-7, the Company adopted fresh start accounting with a reorganization value of $120,000,000 and allocated the reorganization value to its net assets on the basis of the purchase method of accounting.

    The fresh start reporting reorganization value of $120,000,000 was based on averaging several valuation methodologies prepared by an independent appraiser. A five-year analysis of the Company's actual and forecasted operations (fiscal years ended 1997-2001) was prepared by management and a discounted cash flow methodology was applied to those numbers. An equity value was determined by calculating the impact of various assumption changes to the five-year forecasts and adding the forecasted cash flows for the first four years to a "capitalization" of the fifth year's forecasted cash flow under each assumption. The fifth year's forecasted cash flow was capitalized into value and discounted to the present.

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

    Since fresh start reporting has been reflected in the accompanying Consolidated Balance Sheet as of June 4, 1997, the Consolidated Balance Sheet as of that date is not comparable to prior periods.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 2. FRESH START REPORTING: (CONTINUED)
    The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet for the period ended June 4, 1997:

                                              PREDECESSOR     REORGANIZATION FRESH         REORGANIZED
                                                COMPANY         START ADJUSTMENTS            COMPANY
                                              ------------   -----------------------       ------------
                                              JUNE 4, 1997    DEBIT          CREDIT        JUNE 4, 1997
                                              ------------   --------       --------       ------------
                                                                   (IN THOUSANDS)
Assets
  Total current assets......................     $115,951    $  1,236(a)    $  1,213(b)       $115,974
  Property and equipment, net...............       14,002          --             --            14,002
  Excess of purchase price over net assets
    acquired................................       17,097          --         16,066(c)          1,031
  Reorganization value in excess of
    identifiable assets.....................           --      65,181(d)          --            65,181
  Other assets..............................           --      53,422(e)          --            53,422
                                                 --------    --------       --------          --------
Total Assets................................     $147,050    $119,839       $ 17,279          $249,610
                                                 ========    ========       ========          ========
Liabilities And Shareholders' Equity
  Total current liabilities.................     $ 14,687          --       $  4,923(f)       $ 19,610
  Long-term debt............................           --          --        110,000(g)        110,000
  Common Stock..............................           --          --        120,000(h)        120,000
  Divisional Equity.........................      132,363     132,363(i)          --                --
                                                 --------    --------       --------          --------
Total Liabilities And Shareholders'
  Equity....................................     $147,050    $132,363       $234,923          $249,610
                                                 ========    ========       ========          ========

The significant fresh start reporting adjustments are summarized as follows:

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

    f.  To record additional liabilities.

    g. Recording of $110,000,000 of ten-year notes that bear interest at 12.75% per annum with interest payable semi-annually in September and March.

    h.  Recording of the reorganization value of $120,000,000.

    i.  Elimination of divisional equity and intercompany accounts with Leslie
       Fay.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 3. ACQUISITIONS:

    On March 15, 1999, the Company and Anne Klein Company LLC entered into a definitive agreement for the Company to purchase the Anne Klein trademarks and selected related assets (the "Trademark Purchase"). On July 9, 1999, the Company completed the Trademark Purchase which included the ANNE KLEIN, ANNE KLEIN II and A LINE ANNE KLEIN trademarks and the "LION HEAD DESIGN" and "A ANNE KLEIN" logos, along with the related licensing agreements. The aggregate purchase price for these assets was $67,900,000 and was funded by cash provided by operations and by the Company's credit facility. The trademarks acquired are being amortized over their expected useful life, which is 35 years. Trademark amortization is included in depreciation and amortization in the accompanying financial statements.

    On November 24, 1999 the Company completed the purchase of substantially all the assets and the assumption of certain liabilities of 25 Anne Klein retail outlet stores of Fashions of Seventh Avenue, Inc. and Affiliates ("FSA"), (the "FSA Acquisition"). The aggregate purchase price was $3,963,000, which included a cash payment of $300,000 and assumed liabilities of $3,663,000. As a result of the transaction, the Company recognized approximately $1.0 million in goodwill, which will be amortized over the average life of the leases acquired, which is four years, and is included in the accompanying consolidated balance sheet in other assets. Goodwill amortization is included in depreciation and amortization in the financial statements.

    Both acquisitions have been accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the results of operations of the acquired businesses from their respective acquisition dates.

    The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if both acquisitions had taken place on January 4, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 4, 1998, or which may result in the future.

                                               FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                JANUARY 1, 2000     JANUARY 2, 1999
                                               -----------------   -----------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales....................................       $357,051            $414,869
Royalty income...............................         11,512              10,789
Net loss.....................................        (10,070)            (15,571)
Basic loss per common share..................          (1.48)              (2.29)
Diluted loss per common share................          (1.48)              (2.29)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) BUSINESS--

    The Company is principally engaged in the design and sale of women's apparel.

(B) PRINCIPLES OF CONSOLIDATION--

    The consolidated financial statements of Kasper include the accounts of all majority-owned companies. All significant intercompany balances and transactions have been eliminated in consolidation.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Minority interest represents the minority shareholder's proportionate share in the equity or income of the Company's wholly-owned Kasper Holdings Inc. subsidiary.

(C) FAIR VALUE OF FINANCIAL INSTRUMENTS--

    Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short term maturity of these instruments.

(D) USE OF ESTIMATES--

    The financial statements are prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(E) REORGANIZATION VALUE--

    Reorganization value in excess of identifiable assets is being amortized using the straight-line method over 20 years. The Company, under the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", will continually evaluate, based upon operating income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of this asset warrants revision or that the remaining balance of this asset may not be recoverable.

(F) TRADEMARKS--

    Trademarks are being amortized using the straight-line method over 35 years, which is the estimated useful life. The Company, under the requirements of SFAS No. 121, will continually evaluate, based upon income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of this asset warrants revision or that the remaining balance of this asset may not be recoverable.

(G) CASH AND CASH EQUIVALENTS--

    All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.

(H) INVENTORIES--

    Inventories are valued at the lower of cost (first-in, first-out; "FIFO") or market.

(I) PROPERTY, PLANT AND EQUIPMENT--

    Land, buildings, fixtures, equipment and leasehold improvements are stated at cost. Major replacements or betterments are capitalized. Maintenance and repairs are charged to earnings as incurred. For

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(J) REVENUE RECOGNITION--

    Sales are recognized upon shipment of products to customers and, in the case of sales by Company owned retail stores, when goods are sold to customers. Allowances for estimated uncollected accounts and discounts are provided when sales are recorded.

(K) INCOME TAXES--

    Prior to the reorganization, as a division of Leslie Fay, the Company was not subject to Federal, State and Local income taxes. Concurrent with the reorganization, the Company became fully subject to such taxes and is subject to the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. When recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

(L) STOCK-BASED COMPENSATION--

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB No. 25"). Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company elected to account for its stock-based compensation under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123.

(M) EARNINGS PER COMMON SHARE--

    Basic and Fully Diluted Earnings Per Common Share ("EPS") are computed under the provisions of SFAS No. 128, "Earnings Per Share"). Under this standard, Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method.

(N) FOREIGN CURRENCY TRANSLATION--

    The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
(O) RECLASSIFICATION--

    Certain amounts reflected in Fiscal 1998 and Fiscal 1997 financial statements have been reclassified to conform to the presentation of similar items in Fiscal 1999.

(P) NEW ACCOUNTING STANDARDS--

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." These statements modified and expanded the Company's stockholders' equity and segment disclosures and had no impact on the Company's results of operations, financial condition and cash flow.

    In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments, and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company is currently analyzing the impact, if any, this new pronouncement may have on its financial position and result of operations.

NOTE 5. INVENTORIES:

    Inventories consist of the following:

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Raw materials...........................................    $45,849     $ 38,470
Finished goods..........................................     49,219       61,965
                                                            -------     --------
    Total inventories...................................    $95,068     $100,435
                                                            =======     ========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consist of the following:

                                               JANUARY 1,   JANUARY 2,    ESTIMATED
                                                  2000         1999      USEFUL LIVES
                                               ----------   ----------   ------------
                                                   (IN THOUSANDS)
Machinery, equipment and fixtures............    $15,947      $13,370    5-10 years
Leasehold improvements.......................     10,974        8,700    5 years
Construction in progress.....................      1,886          311    N/A
                                                 -------      -------
Property, plant and equipment, at cost.......     28,807       22,381
Less: Accumulated depreciation and
  amortization...............................     (9,004)      (5,500)
                                                 -------      -------
  Total property, plant and equipment, net...    $19,803      $16,881
                                                 =======      =======

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 7. DEBT:

CREDIT FACILITY--

    On June 4, 1997 the Company entered into a three-year financing agreement with BankBoston ("BB") to provide direct borrowings and the issuance of letters of credit on the Company's behalf in an aggregate amount not exceeding $100 million, with a sublimit on letters of credit of $50 million (the "Original Facility"). The Original Facility, as amended, provided for interest on direct borrowings at the higher of the annual rate of interest announced from time to time by BB as its "Base Rate" or one-half of one percent (0.5%) above the Federal Funds Effective Rate, plus the Base Rate Applicable Margin of 0.75%, and required a fee, payable monthly, on average outstanding letters of credit at a rate of 1.75% annually.

    On July 9, 1999, the Company entered into an Amended and Restated Credit Facility led by The Chase Manhattan Bank ("Chase") in order to fund the Company's working capital requirements and to finance the Trademark Purchase (the "Chase Facility"). The Chase Facility provides the Company with a secured revolving credit and letter of credit facility of $160 million. Interest on outstanding borrowing is determined, at the Company's option, based on stated margins above the prime rate at Chase, or in excess of LIBOR rates, which on January 1, 2000, was one-half percent (0.5%) above the prime rate or two and one-half percent (2.5%) above the LIBOR rate. For fiscal 1999, the weighted average interest rate on the Chase Facility from July 9, 1999, was 8.7%. The Chase Facility requires a fee, payable quarterly, on average outstanding letters of credit, of 1.8% per annum for documentary letters of credit and two and one-half percent (2.5%) plus a stated margin per annum, for standby letters of credit. At January 1, 2000, the standby letter of credit fee was three percent (3.0%). The Chase Facility has a standby letter of credit sublimit of $20 million. At January 1, 2000, there were direct borrowings of approximately $53,444,000 outstanding under the Chase Facility and approximately $22,735,000 outstanding in letters of credit. The Company has approximately $20,852,000 available for future borrowings as of January 1, 2000. Total interest expense under both facilities for fiscal 1999 was $3.8 million.

    The Chase Facility provides for the maintenance of certain financial ratios and covenants, sets limits on capital expenditures and expires on March 31, 2003. In addition, the Chase Facility contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends.

    The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999, which is included in other assets in the accompanying balance sheet. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment (four and one-half years). In addition, the Company wrote off approximately $750,000 in unamortized bank fees relating to the Original Facility, which is included in interest and financing costs. The Chase Facility was amended on December 22, 1999 to modify certain financial ratios and covenants.

LONG TERM DEBT--

    Pursuant to the reorganization, the former creditors of Leslie Fay received Senior Notes in the aggregate principal amount of $110,000,000. These notes bear interest at twelve and three-quarter percent (12.75%) and mature on March 31, 2004. Interest is paid semi-annually on March 31 and September 30. Interest expense for fiscal 1999 was $14.0 million. The Senior Notes contain certain restrictive covenants which include, among others: (i) generally, no addition to long term debt is allowed until the interest coverage exceeds 1.75 for 1 for four consecutive quarters; (ii) the Company can only make investments in

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 7. DEBT: (CONTINUED)
certain high quality investments, such as treasury bills, etc.; (iii) generally, the Company cannot incur any liens upon its property other than those incurred in the ordinary course of business; and (iv) the Company cannot make restricted payments including dividends until it is permitted to incur additional indebtedness in accordance with item (i) above and the Company has accumulated a minimum amount of funds prior to the restrictive payment.

    On June 16, 1999 the Company received consents from a majority of the aggregate principal amount of its Senior Notes outstanding as of May 21, 1999, to certain proposed amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank &Trust Company), as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999 as a result of the closing of the Chase Facility, the Second Supplemental Indenture became effective. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date totaling $2.2 million (the "Consent Fee"). The Consent Fee is being amortized over the remaining life of the Senior Notes and is included in interest and financing costs. In addition, the interest rate on the Senior Notes increased to 13.00%, beginning January 1, 2000.

    The Company was in compliance with all covenants under both the Chase Facility and Senior Notes as of January 1, 2000.

NOTE 8. DEFERRED INCOME:

    In connection with the signing of a licensing agreement during 1999, the Company received a prepayment of royalties of $2.0 million. The proceeds are to be applied to minimum royalty payments and required advertising and marketing initiatives for the 2000 and 2001 contract years. The payment has been recorded as deferred income and income will be recognized as earned based upon actual sales information provided by the licensee.

NOTE 9. INCOME TAXES:

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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 9. INCOME TAXES: (CONTINUED)
    The financial statements for the Predecessor Company reflect an effective tax rate of 40%, which reasonably reflects what the Company's tax rate would have been as a separate company.

    For January 1, 2000 and January 2, 1999, the following (benefit) provision for income taxes was made:

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Current:
  Federal...............................................    $(2,481)     $ 1,590
  State.................................................        359          520
  Foreign...............................................        396          439
                                                            -------      -------
Total Current:..........................................    $(1,726)     $ 2,549
                                                            =======      =======
Deferred:
  Federal...............................................       (242)        (257)
  State.................................................       (458)          --
                                                            -------      -------
(Benefit) Provision for income taxes....................    $(2,426)     $ 2,292
                                                            =======      =======

    Deferred tax liabilities (assets) are comprised of the following:

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Deferred tax assets
  A/R reserve...........................................    $(2,472)     $(1,757)
  Inventory, net........................................     (1,911)      (1,018)
  Other accruals........................................       (982)        (168)
                                                            -------      -------
Total deferred tax assets...............................     (5,365)      (2,943)
                                                            -------      -------
Deferred tax liabilities
  Amortization..........................................      3,064        1,630
  Other.................................................        288           --
                                                            -------      -------
Total deferred tax liabilities..........................      3,352        1,630
                                                            -------      -------
Net deferred tax assets.................................    $(2,013)     $(1,313)
                                                            =======      =======

    Management has determined based on the Company's history of operating earnings and its expected income, that operating income will more likely than not be sufficient to fully utilize these deferred tax assets. Accordingly, a valuation allowance is not required for the $2.0 million of deferred tax assets in excess of deferred tax liabilities.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 9. INCOME TAXES: (CONTINUED)
    The difference between the Company's effective income tax rate and the statutory federal income tax rate for fiscal years ended January 1, 2000 and January 2, 1999 and the seven months ended January 3, 1998, is as follows:

                                               FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                  ENDED         ENDED         ENDED
                                               JANUARY 1,    JANUARY 2,    JANUARY 3,
                                                  2000          1999          1998
                                               -----------   -----------   -----------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
(Benefit) Provision for income taxes.........    $(2,426)      $2,292        $  948
                                                 -------       ------        ------
(Loss) Income before taxes...................    $(7,200)      $5,462        $1,920
                                                 -------       ------        ------
Effective tax rate...........................       33.7%        42.0%         49.4%
Net state tax................................        1.7         (6.3)         (9.5)
Other........................................       (1.4)        (1.7)         (5.9)
                                                 -------       ------        ------
Federal statutory rate.......................       34.0%        34.0%         34.0%
                                                 =======       ======        ======

NOTE 10. COMMITMENTS AND CONTINGENCIES:

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

EMPLOYMENT AGREEMENTS--

    The Company has employment and compensation agreements with three key employees of the Company. One agreement provides for annual compensation of $2.0 million through June 2002. The other two agreements provide for annual compensation to each employee in an amount ranging from $750,000 to $850,000 through July 2002. All agreements provide that upon termination, without good reason, as defined in their respective agreements, each employee will be entitled to receive a severance payment equal to the employee's base salary for the remainder of the employment term. The three agreements also

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 10. COMMITMENTS AND CONTINGENCIES: (CONTINUED) include covenants against competition with the Company, as well as change in control provisions. As of January 1, 2000, if all three employees were to be terminated without good reason, under these contracts, the Company's liability would be approximately $8.8 million.

LEASES--

    The Company rents real and personal property under leases expiring at various dates through 2012. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses.

    Minimum annual rental commitments under leases in effect at January 1, 2000 are summarized as follows:

                                                                       EQUIPMENT
FISCAL YEAR ENDED                                        REAL ESTATE    & OTHER
-----------------                                        -----------   ---------
                                                             (IN THOUSANDS)
2000...................................................    $10,446       $100
2001...................................................      9,829         97
2002...................................................      8,962         48
2003...................................................      7,768         --
2004...................................................      6,941         --
Thereafter.............................................     27,804         --
                                                           -------       ----
Total minimum lease payments...........................    $71,750       $245
                                                           =======       ====

    Rent expense for the fiscal years ended January 1, 2000 and January 2, 1999, the seven months ended January 3, 1998 and the five months ended June 4, 1997 amounted to $7,990,299, $6,563,262, $3,431,529 and $3,226,566, respectively.

CONCENTRATIONS OF CREDIT RISK--

    Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the retail apparel business. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended January 1, 2000, January 2, 1999 and January 3, 1998 sales to three customers accounted for approximately 23%, 19% and 17%, 20%, 19% and 17%, and 18%, 17% and 14% of total sales, respectively.

NOTE 11. SEGMENT INFORMATION:

    The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear to principally major department stores and specialty shops. In addition, the Company operates 86 retail outlet stores throughout the United States as another distribution channel for its products. As a result of the Trademark Purchase, the Company now considers licensing to be a reportable segment. For the purposes of decision-making and assessing performance, Management

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 11. SEGMENT INFORMATION: (CONTINUED) includes the operations of AEL in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

    The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDA. Information on segments and a reconciliation to the consolidated/combined financial statements is as follows:

FISCAL YEAR ENDED JANUARY 1, 2000
                                                      WHOLESALE    RETAIL    LICENSING   CONSOLIDATED
                                                      ---------   --------   ---------   ------------
                                                                      (IN THOUSANDS)
Revenues............................................  $258,836    $52,373     $ 7,033      $318,242
EBITDA..............................................    11,276      5,744       5,550        22,570
Depreciation and amortization.......................                                          9,276
                                                                                           --------
Operating income....................................                                         13,294
Interest and financing costs........................                                         20,494
                                                                                           --------
Loss before provision for income taxes..............                                         (7,200)
Income taxes........................................                                         (2,426)
                                                                                           --------
Net loss............................................                                       $ (4,774)
                                                                                           ========
Total Assets........................................  $250,667    $16,768     $62,330      $329,765
Capital Expenditures................................  $  4,209    $ 2,217     $    --      $  6,426

FISCAL YEAR ENDED JANUARY 2, 1999
                                                      WHOLESALE    RETAIL    LICENSING   CONSOLIDATED
                                                      ---------   --------   ---------   ------------
                                                                      (IN THOUSANDS)
Revenues............................................  $265,986    $46,103     $   852      $312,941
EBITDA..............................................    24,896      5,297         852        31,045
Depreciation and amortization.......................                                          7,795
                                                                                           --------
Operating income....................................                                         23,250
Interest and financing costs........................                                         17,788
                                                                                           --------
Income before provision for income taxes............                                          5,462
Income taxes........................................                                          2,292
                                                                                           --------
Net income..........................................                                       $  3,170
                                                                                           ========
Total Assets........................................  $258,397    $10,961     $    --      $269,358
Capital Expenditures................................  $  4,917    $   773     $    --      $  5,690

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 11. SEGMENT INFORMATION: (CONTINUED)

SEVEN MONTHS ENDED JANUARY 3, 1998
                                                      WHOLESALE    RETAIL    LICENSING   CONSOLIDATED
                                                      ---------   --------   ---------   ------------
                                                                      (IN THOUSANDS)
Revenues............................................  $150,774    $24,828     $   609      $176,211
EBITDA..............................................    12,306      3,101         609        16,016
Depreciation and amortization.......................                                          4,267
                                                                                           --------
Operating income....................................                                         11,749
Interest and financing costs........................                                          9,829
                                                                                           --------
Income before provision for income taxes............                                          1,920
Income taxes........................................                                            948
                                                                                           --------
Net income..........................................                                       $    972
                                                                                           ========
Total Assets........................................  $251,888    $ 8,768     $    --      $260,656
Capital Expenditures................................  $  1,247    $   502     $    --      $  1,749

FIVE MONTHS ENDED JUNE 4, 1997
                                                      WHOLESALE    RETAIL    LICENSING   CONSOLIDATED
                                                      ---------   --------   ---------   ------------
                                                                      (IN THOUSANDS)
Revenues............................................  $122,322    $13,785     $   286      $136,393
EBITDA..............................................     9,826      1,142         286        11,254
Depreciation and amortization.......................                                          1,191
                                                                                           --------
Operating income....................................                                         10,063
Interest and financing costs........................                                            667
                                                                                           --------
Income before provision for income taxes............                                          9,396
Income taxes........................................                                          3,758
                                                                                           --------
Net income..........................................                                       $  5,638
                                                                                           ========
Total Assets........................................  $138,960    $ 8,090     $    --      $147,050
Capital Expenditures................................  $  2,592    $   517     $    --      $  3,109

NOTE 12. RETIREMENT PLANS:

(A) DEFINED CONTRIBUTION PLAN

    Kasper established a 401(k) Savings Plan for its employees on June 4, 1997. It is open to employees over the age of 21, who have completed at least twelve consecutive months of service. The Company makes matching contributions up to a percentage of employee contributions. Total contributions to the plan may not exceed the amount permitted pursuant to the Internal Revenue Code. Contributions to the plan for the years ended January 1, 2000, January 2, 1999 and seven months ended January 3, 1998 were $307,763, $259,007 and $52,650, respectively.

    Leslie Fay also maintained a qualified voluntary contributory profit sharing plan covering certain salaried, hourly and commission-based employees, including some employees of the Predecessor Company. Certain matching contributions to the plan were mandatory. Other contributions to the plan were discretionary. Total contributions to the plan may not exceed the amount permitted as a deduction

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 12. RETIREMENT PLANS: (CONTINUED)
pursuant to the Internal Revenue Code. The contributions charged to Kasper for the five months ended June 4, 1997 amounted to $46,200.

(B) OTHER

    Leslie Fay participates in multi-employer pension plans, which also covered certain Predecessor Company employees. The plans provide defined benefits to unionized employees. Amounts charged to Kasper for contributions to the pension funds for the five months ended June 4, 1997 amounted to approximately $283,000. The Company has not established a multi-employer pension plan subsequent to June 4, 1997

    The Company does not provide for post-employment or post-retirement benefits other than the plans described above.

NOTE 13. STOCK OPTION PLANS:

MANAGEMENT STOCK OPTION PLAN--

    On December 2, 1997, the Board of Directors approved the 1997 Management Stock Option Plan (the "Management Plan"). At that time, the Company issued Management Options to purchase 1,753,459 shares of Common Stock, which upon issuance would represent approximately 20.5% of the Company's outstanding Common Stock. Such options are exercisable at $14.00 per share and vest as follows: 25% vested immediately with 15% vesting annually thereafter on June 4 from the years 1998 to 2002. On November 10, 1999, 1,710,692 of the Management Options were voluntarily cancelled pursuant to an agreement between the Company and the optionholders. The remaining shares expire if not exercised before October 30, 2001.

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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 13. STOCK OPTION PLANS: (CONTINUED)

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN--

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

    On July 30, 1998, the Board of Directors approved the grant of stock options to purchase 20,000 shares of Common Stock to each of its two newly elected directors under the same terms of the Director Options granted on June 10, 1997. In addition, the Director Options granted to the two outgoing directors became fully vested as of that date. The market value per share on July 30, 1998 was $13.00.

    The Company has elected to account for its stock based compensation awards to employees and directors under the accounting prescribed by APB No. 25, under which no compensation cost has been recognized.

    Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                              FISCAL YEAR ENDED       FISCAL YEAR ENDED       SEVEN MONTHS ENDED
                                               JANUARY 1, 2000         JANUARY 2, 1999         JANUARY 3, 1998
                                              -----------------       -----------------       ------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net (Loss) Income:  As Reported........            $(4,774)                 $3,170                 $   972
                    Pro Forma..........             (5,860)                  1,562                  (1,007)

Basic EPS:          As Reported........               (.70)                    .47                     .14
                    Pro Forma..........               (.86)                    .23                    (.15)

Diluted EPS:        As Reported........               (.70)                    .47                     .14
                    Pro Forma..........               (.86)                    .23                    (.15)

    The option price under the Management Plan exceeded the stock's market price on the date of grant. The option price under the Director Options granted on June 4, 1997 was less than the stock's market price on the date of grant. The option price under the Director Options granted on July 30, 1998 was greater than the stock's market price on the date of grant. A summary of the status of the Company's two stock plans at January 1, 2000, January 2, 1999 and
January 3, 1998 and changes during the years then ended are presented in the table and narrative below:

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 13. STOCK OPTION PLANS: (CONTINUED)

                                                         FISCAL YEAR           FISCAL YEAR          SEVEN MONTHS
                                                            ENDED                 ENDED                 ENDED
                                                       JANUARY 1, 2000       JANUARY 2, 1999       JANUARY 3, 1998
                                                     -------------------   -------------------   -------------------
                                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                                AVERAGE               AVERAGE               AVERAGE
                                                      SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                                      (000)      PRICE      (000)      PRICE      (000)      PRICE
                                                     --------   --------   --------   --------   --------   --------
Outstanding beginning of year......................   1,893      $  14      1,853      $  14         --      $  --
Granted............................................      --         --         40         14      1,853         14
Exercised..........................................      --         --         --         --         --         --
Forfeited..........................................      --         --         --         --         --         --
Cancelled..........................................   1,711      $  14         --         --         --         --
Expired............................................      --         --         --         --         --         --
                                                      -----      -----      -----      -----      -----      -----
Outstanding end of year............................     182      $  14      1,893      $  14      1,853      $  14
                                                      -----      -----      -----      -----      -----      -----
Exercisable end of year............................     117      $  14        761      $  14        438      $  14
Weighted average of fair value of options
  granted..........................................              $6.79                 $4.66                 $4.65

    All of the options outstanding at January 1, 2000 have an exercise price of $14 and a weighted average remaining contractual life of 6.2 years. 117 of these options are exercisable.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 respectively: risk-free interest rate of 5.8% for the Management Plan and 6.4% and 5.6% for the Director Options; expected stock price volatility of 43% in 1999 and 34% in 1998 and 1997 for the Management Plan and 43%, 34% and 40% in 1999, 1998 and 1997, respectively, for the Director Plan; and expected dividend yield of 0% and expected lives of 5 years for both plans.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 14. INCOME PER SHARE:

    The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128.

                                                             FISCAL YEAR   FISCAL YEAR   SEVEN MONTHS
                                                                ENDED         ENDED         ENDED
                                                             JANUARY 1,    JANUARY 2,     JANUARY 3,
                                                                2000          1999           1998
                                                             -----------   -----------   ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Basic EPS
    (Loss) income available to common shareholders.........    $(4,774)      $3,170          $ 972
      Effect of Dilutive Securities:
      Non-Employee Director Stock Options..................         --           --             --
      Management Stock Options.............................         --           --             --
                                                               -------       ------          -----
  Diluted EPS
    (Loss) income available to common shareholders.........    $(4,774)      $3,170          $ 972
-----------------------------------------------------------------------------------------------------
Denominator:
  Basic EPS
    Weighted average shares outstanding....................      6,800        6,800          6,800
    Effect of Dilutive Securities:
      Non-Employee Director Stock Options..................         --           --              5
      Management Stock Options.............................         --           --             --
                                                               -------       ------          -----
  Diluted EPS
    Weighted average shares outstanding and assumed
      conversions..........................................      6,800        6,800          6,805
-----------------------------------------------------------------------------------------------------
  Basic EPS................................................       (.70)         .47            .14
  Diluted EPS..............................................       (.70)         .47            .14

    The Management Stock Options issued on December 2, 1997 and the Director Options granted on July 30, 1998 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, for the entire time outstanding during the year. 42,767 Management Stock Options and all Director Options were outstanding at January 1, 2000.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION:

    Net cash paid for interest and income taxes were as follows:

                                     JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998
                                     ---------------   ---------------   ---------------
                                                       (IN THOUSANDS)
Interest...........................      $18,790           $16,866           $5,869
Income Taxes.......................        1,138             3,202            1,462

                      KASPER A.S.L., LTD. AND SUBSIDIARIES

NOTE 16. UNAUDITED QUARTERLY RESULTS:

    Unaudited quarterly financial information for 1999 and 1998 is set forth as follows:

                                           FIRST      SECOND     THIRD      FOURTH
                  1999                    QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------  --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales...............................  $98,286    $55,760    $87,959    $69,204
Gross Profit............................   32,229     16,632     30,309     19,552
Net Income (loss).......................    5,147     (3,408)     1,091     (7,604)
Net Income (loss) per share.............     0.76      (0.50)      0.16      (1.12)

                                           FIRST      SECOND     THIRD      FOURTH
                  1998                    QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------  --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales...............................  $96,132    $62,371    $94,080    $59,506
Gross Profit............................   28,388     18,095     31,011     16,387
Net Income (loss).......................    4,008     (2,225)     5,175     (3,788)
Net Income (loss) per share.............     0.59      (0.33)      0.76      (0.56)

                                                                     SCHEDULE II

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      BALANCE AT     COSTS                   BALANCE AT
                                                      BEGINNING     CHARGED                    END OF
DESCRIPTION                                           OF PERIOD    TO EXPENSE   DEDUCTIONS     PERIOD
-----------                                           ----------   ----------   ----------   ----------
FISCAL YEAR ENDED JANUARY 1, 2000:
  Allowance for doubtful accounts...................     $(184)       $(221)       $204         $(201)
FISCAL YEAR ENDED JANUARY 2, 1999:
  Allowance for doubtful accounts...................     $(168)       $ (81)       $ 65         $(184)
SEVEN MONTHS ENDED JANUARY 3, 1998:
  Allowance for doubtful accounts...................     $(244)       $  43        $ 33         $(168)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KASPER A.S.L., LTD.
                                                       (REGISTRANT)

                                                       By:  /s/ MARY ANN DOMURACKI
                                                            -----------------------------------------
                                                            Mary Ann Domuracki
                                                            EXECUTIVE VICE PRESIDENT--
                                                            FINANCE AND ADMINISTRATION

Dated: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                          DATE
               ---------                                  -----                          ----
/s/ ARTHUR S. LEVINE                     Chairman of the Board and Chief
-------------------------------            Executive Officer (Principal             March 30, 2000
Arthur S. Levine                           Executive Officer)

/s/ MARY ANN DOMURACKI                   Executive Vice President--Finance and
-------------------------------            Administration (Principal Financial      March 30, 2000
Mary Ann Domuracki                         and Accounting Officer)

/s/ LESTER E. SCHREIBER
-------------------------------          Chief Operating Officer and Director       March 30, 2000
Lester E. Schreiber

/s/ H. SEAN MATHIS
-------------------------------          Director                                   March 30, 2000
H. Sean Mathis

/s/ WILLIAM J. NIGHTINGALE
-------------------------------          Director                                   March 30, 2000
William J. Nightingale

-------------------------------          Director                                   March   , 2000
Salvatore M. Salibello

/s/ DENIS J. TAURA
-------------------------------          Director                                   March 30, 2000
Denis J. Taura

/s/ OLIVIER TROUVEROY
-------------------------------          Director                                   March 30, 2000
Olivier Trouveroy

                           AMENDMENT AGREEMENT NO. 1

    AMENDMENT AGREEMENT NO. 1, dated December 22, 1999 (this "Agreement"), to the Amended and Restated Credit Agreement dated as of July 9, 1999 (the "Credit Agreement"), among KASPER A.S.L., LTD., a Delaware corporation (the "Borrower"), the Guarantors named therein, the financial institutions from time to time party thereto (collectively, the "Lenders"), THE CHASE MANHATTAN BANK, as administrative and collateral agent for the Lenders (in such capacity, the "Agent") and THE CIT GROUP/COMMERCIAL SERVICES, INC., as collateral monitor (in such capacity, the "Collateral Monitor"). Capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

    WHEREAS, the Borrower has requested that the Lenders agree to amend certain terms and provisions of the Credit Agreement;

    WHEREAS, the Lenders party hereto, Borrower and Guarantors have agreed to amend the Credit Agreement as described herein;

    NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree as follows:

    SECTION 1. AMENDMENTS TO CREDIT AGREEMENT

    Upon the fulfillment of the conditions set forth in Section 3 below the Credit Agreement is hereby amended as follows:

    1.1 Section 7.08 of the Credit Agreement is hereby amended by deleting the percentage "59%" appearing opposite the date December 31, 2000 in such section and substituting the percentage "62%" therefor.

    1.2 Section 7.09 of the Credit Agreement is hereby amended in its entirety to read as follows:

    SECTION 7.09 Interest Coverage Ratio. Permit the Interest Coverage Ratio of the Borrower and its subsidiaries on a Consolidated basis for the four consecutive fiscal quarter periods ending on the dates set forth below to be less than the respective amounts set forth below opposite such dates:

QUARTER ENDING ON OR ABOUT                                      RATIO
--------------------------                                    ---------
December 31, 1999...........................................  1.00:1.00
March 31, 2000..............................................  0.85:1.00
June 30, 2000...............................................  0.95:1.00
September 30, 2000..........................................  1.20:1.00
December 31, 2000...........................................  1.45:1.00
March 31, 2001..............................................  1.80:1.00
June 30, 2001...............................................  1.80:1.00
September 30, 2001..........................................  1.80:1.00
December 31, 2001...........................................  2.30:1.00
March 31, 2002..............................................  2.30:1.00
June 30, 2002...............................................  2.30:1.00
September 30, 2002..........................................  2.30:1.00
December 31, 2002...........................................  2.80:1.00
March 31, 2003..............................................  2.80:1.00
June 30, 2003...............................................  2.80:1.00
September 30, 2003..........................................  2.80:1.00

    1.3 Section 7.10 of the Credit Agreement is hereby amended in its entirety to read as follows:

    SECTION 7.10 Net Worth. Permit the Net Worth of the Borrower and its subsidiaries on a Consolidated basis at any time to be less than $115,000,000 through June 30, 2000 and thereafter at any time to be less than the respective amounts set forth below for the periods indicated:

PERIOD                                                           AMOUNT
------                                                        ------------
July 1, 2000 through December 31, 2000......................  $118,000,000
January 1, 2001 through March 31, 2001......................  $122,000,000
April 1, 2001 through June 30, 2001.........................  $124,000,000
July 1, 2001 through September 30, 2001.....................  $126,000,000
October 1, 2001 through December 31, 2001...................  $128,000,000
January 1, 2002 through March 31, 2002......................  $130,000,000
April 1, 2002 through June 30, 2002.........................  $132,000,000
July 1, 2002 through September 30, 2002.....................  $134,000,000
October 1, 2002 through December 31, 2002...................  $136,000,000
January 1, 2003 through March 31, 2003......................  $138,000,000
April 1, 2003 through June 30, 2003.........................  $140,000,000
July 1, 2003 through September 30, 2003.....................  $142,000,000
October 1, 2003 through December 31, 2003...................  $144,000,000

    SECTION 2. CONFIRMATION OF LOAN DOCUMENTS

    2.1 Each Loan Party, by its execution and delivery of this Agreement, irrevocably and unconditionally ratifies and confirms in favor of the Agent that it consents to the terms and conditions of the Credit Agreement as it has been amended by this Agreement and that notwithstanding this Agreement, each Loan Document to which such Loan Party is a party shall continue in full force and effect in accordance with its terms, as it has been amended by this Agreement, and is and shall continue to be applicable to all of the Obligations.

    SECTION 3. CONDITIONS PRECEDENT

    This Agreement shall become effective upon the execution and delivery to the Agent of counterparts hereof by the Borrower, each Guarantor and the Lenders constituting Required Lenders and the fulfillment of the following conditions:

    3.1 The Agent shall have received an executed copy of the fee agreement, dated the date hereof, between the Agent and the Borrower.

    3.2 Messrs. Kaye, Scholer, Fierman, Hays & Handler, LLP, counsel to the Agent, shall have received payment in full for all legal fees charged, and all costs and expenses incurred and invoiced, by such counsel through the date hereof and all legal fees charged, and all costs and expenses incurred, by such counsel in connection with the transactions contemplated under this Agreement and the other Loan Documents and instruments in connection herewith and therewith.

    3.3 All legal matters in connection with this Agreement shall be satisfactory to the Agent and its counsel in their sole discretion.

    3.4 The Agent shall have received a certificate signed by a Financial Officer of the Borrower and each Guarantor that (i) both before and after giving effect to this Agreement all representations and warranties contained in this Agreement and the Credit Agreement shall be true and correct and (ii) both before and after giving effect to the transactions contemplated herein there exists no Default or Event of Default.

    3.5 The Agent shall have received such other documents as the Agent or Agent's counsel shall reasonably deem necessary.

    SECTION 4. MISCELLANEOUS

    4.1 The Borrower and each Guarantor reaffirms and restates the representations and warranties set forth in Article IV of the Credit Agreement, and both before and after giving effect to this Agreement, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date. Each Loan Party represents and warrants (which representations and warranties shall survive the execution and delivery hereof) to the Agent that:

    (a) It has the corporate power and authority to execute, deliver and carry out the terms and provisions of this Agreement hereby and has taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement;

    (b) No consent of any other person (including, without limitation, shareholders or creditors of any Loan Party), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution, delivery and performance of this Agreement;

    (c) This Agreement has been duly executed and delivered on behalf of each Loan Party by a duly authorized officer, and constitutes a legal, valid and binding obligation of each Loan Party enforceable in accordance with its terms, subject to bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and the exercise of judicial discretion in accordance with general principles of equity; and

    (d) The execution, delivery and performance of this Agreement will not violate any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or conflict with, or result in the breach of, or constitute a default under any contractual obligation of any Loan Party.

    4.2 Except, as herein expressly amended, the Credit Agreement is ratified and confirmed in all respects and shall remain in full force and effect in accordance with its terms.

    4.3 All references to the Credit Agreement in the Credit Agreement and the other Loan Documents and the other documents and instruments delivered pursuant to or in connection therewith shall mean the Credit Agreement as amended hereby and as may in the future be amended, restated, supplemented or modified from time to time.

    4.4 This Agreement may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

    4.5 Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

    4.6 THIS AGREEMENT, IN ACCORDANCE WITH SECTION 5-1401 OF THE GENERAL OBLIGATION LAW OF THE STATE OF NEW YORK, SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO ANY CONFLICTS OF LAWS PRINCIPLES THEREOF THAT WOULD CALL FOR THE APPLICATION OF THE LAWS OF ANY OTHER JURISDICTION.

    4.7 The parties hereto shall, at any time and from time to time following the execution of this Agreement, execute and deliver all such further instruments and take all such further actions as may be reasonably necessary or appropriate in order to carry out the provisions of this Agreement.

    [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

    IN WITNESS WHEREOF, the Borrower, Guarantors, the Agent, the Collateral Monitor and the Required Lenders have caused this Amendment Agreement No. 1 to be duly executed by their respective authorized officers as of the day and year first above written.

                                                       KASPER A.S.L., LTD., as Borrower

                                                       By:  /s/ MARY ANN DOMURACKI
                                                            -----------------------------------------
                                                            Name: Mary Ann Domuracki
                                                            Title: Executive Vice President--Finance
                                                            and Administration

                                                       A.S.L. RETAIL OUTLETS, INC., as a Guarantor

                                                       By:  /s/ MARY ANN DOMURACKI
                                                            -----------------------------------------
                                                            Name: Mary Ann Domuracki
                                                            Title: Executive Vice President--Finance
                                                            and Administration

                                                       ASL/K LICENSING CORP., as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Treasurer

                                                       KASPER A.S.L. EUROPE, LTD., as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Secretary

                                                       KASPER HOLDINGS INC., as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Vice President

                                                       AKC ACQUISITION, LTD., as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Secretary

                                                       LION LICENSING, LTD., as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Secretary

                                                       ASIA EXPERT LIMITED, as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Treasurer

                                                       TOMWELL LIMITED, as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Treasurer

                                                       VIEWMON LIMITED, as a Guarantor

                                                       By:  /s/ DENNIS P. KELLY
                                                            -----------------------------------------
                                                            Name: Dennis P. Kelly
                                                            Title: Treasurer

                                                       THE CHASE MANHATTAN BANK, as Lender

                                                       By:  /s/ DANIEL GREENE
                                                            -----------------------------------------
                                                            Name: Daniel Greene
                                                            Title: Vice President

                                                       THE CHASE MANHATTAN BANK, as Agent

                                                       By:  /s/ DANIEL GREENE
                                                            -----------------------------------------
                                                            Name: Daniel Greene
                                                            Title: Vice President

                                                       THE CIT GROUP/COMMERCIAL SERVICES, INC., as
                                                       Lender

                                                       By:  /s/ DEBORAH ROGUT
                                                            -----------------------------------------
                                                            Name: Deborah Rogut
                                                            Title: Vice President

                                                       THE CIT GROUP/COMMERCIAL SERVICES, INC., as
                                                       Collateral Monitor

                                                       By:  /s/ DEBORAH ROGUT
                                                            -----------------------------------------
                                                            Name: Deborah Rogut
                                                            Title: Vice President

                                                       LASALLE BANK, N.A., as Lender

                                                       By:  /s/ MICHAEL W. KISS
                                                            -----------------------------------------
                                                            Name: Michael W. Kiss
                                                            Title: Senior Vice President

                                                       FLEET CAPITAL CORPORATION, as Lender

                                                       By:  /s/ FRANK J. GALLE
                                                            -----------------------------------------
                                                            Name: Frank J. Galle
                                                            Title: Vice President

                                                       FINOVA CAPITAL CORPORATION, as Lender

                                                       By:  /s/ GERARD C. WORDELL
                                                            -----------------------------------------
                                                            Name: Gerard C. Wordell
                                                            Title: Authorized Signer

                                                       ISRAEL DISCOUNT BANK OF NEW YORK,
                                                       as Lender

                                                       By:  /s/ R. DAVID KORNGRUEN
                                                            -----------------------------------------
                                                            Name: R. David Korngruen
                                                            Title: Vice President

                                                       By:  /s/ ANDREW FINKLE
                                                            -----------------------------------------
                                                            Name: Andrew Finkle
                                                            Title: Assistant Manager

                                                       PNC BANK, NATIONAL ASSOCIATION, as Lender

                                                       By:  /s/ ROSE M. CRUMP
                                                            -----------------------------------------
                                                            Name: Rose M. Crump
                                                            Title: Vice President

                                                       DEBIS FINANCIAL SERVICES, INC., as Lender

                                                       By:  /s/ J. STONE
                                                            -----------------------------------------
                                                            Name: J. Stone
                                                            Title: Legal Counsel

                                                       BANK LEUMI USA, as Lender

                                                       By:  /s/ STEVEN FARRON
                                                            -----------------------------------------
                                                            Name: Steven Farron
                                                            Title: Vice President

                       FIRST LEASE MODIFICATION AGREEMENT

    THIS FIRST LEASE MODIFICATION AGREEMENT, made this 30th day of April, 1999 by and between IMPORT HARTZ ASSOCIATES, a New Jersey limited partnership, having an office at 400 Plaza Drive, Secaucus, New Jersey 07094 (hereinafter referred to as "Landlord") and KASPER A.S.L., LTD., (formerly known as Sassco
Fashions, Ltd.), a Delaware corporation having an office at 77 Metro Way, Secaucus, New Jersey 07094 (hereinafter referred to as "Tenant").

                                  WITNESSETH:

    WHEREAS, by Agreement of Lease dated August 20, 1996 (the "Lease") Landlord leased to Tenant's predecessor-in-interest, The Leslie Faye Companies, Inc. and The Leslie Faye Companies, Inc. hired from Landlord 292,894 square feet of Floor Space located at 77 Metro Way, Secaucus, New Jersey (hereinafter the "Demised Premises"); and

    WHEREAS, Landlord and Tenant wish to modify the Lease to reflect an increase in the area of the Demised Premises and amend the Lea5e accordingly;

    NOW, THEREFORE, for and in consideration of the Lease, the mutual covenants herein contained and the consideration set forth herein, the parties agree as follows:

    1. Incorporation by Reference; Defined Terms: The foregoing "WHEREAS" recitals and definitions contained therein are hereby incorporated into this First Lease Modification Agreement. Capitalized terms used but separately defined "in this First Lease Modification Agreement shall have their respective meaning used in the Lease.

    2. Additional Premises: That certain space located on the first floor and mezzanine in the Building containing 91,649 square feet of Floor Space (as more particularly shown cross-hatched on Exhibit A annexed hereto and made a part hereof) (the "Additional Premises") is hereby added to and deemed a part of the Demised Premises effective on the Additional Premises Commencement Date (as hereinafter defined) for the balance of the Term. Effective as of the Additional Premises Commencement Date, the term "Demised Premises" as used in the Lease, as amended hereby, shall be deemed to include the Additional Premises, for a total of 384,543 square feet of Floor Space. Said Additional Premises is being leased in its "as is" condition, as of the date hereof, subject to the removal therefrom by the existing tenant thereof of its personal property, including, without limitation, the existing racks and racking system in the Additional Premises. Landlord shall cause any damage to the Demised Premises resulting from such removal to be repaired prior to the Additional Premises Commencement Date and shall deliver the Additional Premises to Tenant in broom-clean condition. Such repair shall be deemed performed for the purposes of the foregoing sentence notwithstanding the fact that minor or insubstantial details of construction, mechanical adjustment or decoration remain to be performed, the noncompletion of which does not materially interfere with Tenant's use of the Demised Premises. Landlord represents and warrants that the roof of the Building over the Additional Premises is leak-free and that the mechanical, electrical, sanitary, HVAC and other Building systems servicing the Additional Premises are currently "in good working order, or alternatively, Landlord shall cause same to be leak-free and/or in good working order, as the case may be, on or before the Additional Premises Commencement Date. Landlord shall obtain any initial or continued certificate of occupancy for the Additional Premises, after which the terms and provisions of Section 4.02 of the Lease shall apply.

    For the purposes hereof, "Additional Premises Commencement Date" shall mean the date on which actual possession of the Additional Premises shall have been delivered to Tenant by notice to Tenant. It is anticipated that the Additional Premises Commencement Date shall occur not later than July 31, 1999. In no event shall the Additional Premises Commencement Date occur before June 15,1999. If the Additional Premises Commencement Date shall not have occurred by July 31, 1999, then thereafter Tenant shall have the right to cancel and terminate this First Lease Modification Agreement, by notice given to Landlord, if at all, not later than August 2, 1999, and if Tenant shall give such notice, then as of August 2, 1999, this First Lease Modification Agreement shall be deemed null and void ab initio. For the purposes of the preceding sentence, and notwithstanding anything to the contrary in Section 32.01 of the Lease, notice shall be given, if at all, as follows: either via hand-delivery (with evidence of receipt), or via telecopier to Landlord at 201-348-4221 or 201-348-9144,
Attention: Irwin A. Horowitz, General Counsel, with a copy to 201-348-4358,
Attention: Ernest A. Christoph, Vice President/Leasing, with the hard copy to follow for delivery not later than August 3, 1999 via nationally recognized overnight courier service.

    3. Fixed Rent: Fixed Rent for the Additional Premises will be at the rates set forth in the Lease (i.e. for the period from the Additional Premises Commencement Date through December 31, 2001 an amount at the annual rate of $5.00 multiplied by the Floor Space of the Additional Premises; and for the period from January 1, 2002 through the Expiration Date, an amount at the annual rate of $5.75 multiplied by the Floor Space of the Additional Premises).

    4. Tenant's Fraction: From and after the Additional Premises Commencement Date, Tenant's Fraction shall be 95.73% (i.e., 384,543/401,678).

    5. Tenant Parking: Effective as of the Additional Premises Commencement Date, Paragraph R5 and the accompanying Exhibit G to the Lease shall be deemed deleted and the following substituted therefor:

        R5. Tenant shall have the right during the Term hereof to use all of the parking spaces on the Land, except for those parking spaces within the area outlined in red on the attached Exhibit "X".

    6. Section 13.05 of the Lease is hereby deleted and the following substituted therefor:

        13.05. Neither party shall be liable or responsible for, and each party hereby releases the other from, all liability and responsibility to the other and any person claiming by, through or under the other, by way of subrogation for any injury, loss or damage to any person or property in or around the Demised Premises or to the other's business covered by insurance carried or required to be carried hereunder irrespective of the cause of such injury, loss or damage, and each party shall require its insurers to include in all of such party's insurance policies which could give rise to a right of subrogation against the other a clause or endorsement whereby the insurer waives any rights of subrogation against the other or permits the insured, prior to any loss, to agree with a third party to waive any claim it may have against said third party without invalidating the coverage under the insurance policy.

    7. Section 32.01 of the Lease is hereby amended so as to permit notices to be sent via reputable, nationally recognized overnight courier service for next day delivery. Notices sent via such method shall be deemed to have been given, rendered or made upon receipt or refusal of receipt.

    8. Notwithstanding anything to contrary contained in Section 36.13, in no event shall Tenant be responsible for any compliance with ISRA or any costs or expenses of and to the extent of any required cleanup or clean-up plan where the spills or discharges which create the need for such compliance, cleanup or plan occurred prior to the Commencement Date (with respect to the initial Demised Premises) or the Additional Premises Commencement Date (with respect to the Additional Premises), as the case may be, unless such spill or discharge is caused by Tenant's acts or action or those of its contractors, agents or employees.

    9. Tenant hereby represents and warrants to Landlord that it has full right, power and authority to enter into the transactions provided for in this First Lease Modification Agreement.

    [NO FURTHER TEXT ON THIS PAGE]

    Except as modified by this First Lease Modification Agreement, the Lease and all covenants, agreements, terms and conditions thereof shall remain in full force and effect and are hereby in all respects ratified and confirmed.

    IN WITNESS WHEREOF, the parties hereto have caused this First Lease Modification Agreement to be duly executed as of the day and year first above written.

                                                                        ("Landlord")

                                                       IMPORT HARTZ ASSOCIATES
                                                       By:  HARTZ MOUNTAIN INDUSTRIES, INC.

                                                       By:  /s/ IRWIN A. HOROWITZ
                                                            -----------------------------------------
                                                            Irwin A. Horowitz
                                                            Executive Vice President

                                                                         ("Tenant")

                                                       KASPER A.S.L., LTD.

                                                       By:  /s/ LESTER E. SCHREIBER
                                                            -----------------------------------------
                                                            Lester E. Schreiber
                                                            Chief Operating Officer and Secretary