Form 10-Q
period 2000-04-01
KASPER A S L LTD
filed 2000-05-12
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended APRIL 1, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                       to
                              ----------------------    -----------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 11, 2000 was 6,800,000.



55745.0005

                      KASPER A.S.L., LTD. AND SUBSIDIARIES


                                      INDEX

                                                                                                                 Page No.
                                                                                                                 --------
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at April 1, 2000 and January 1, 2000 . . . . . . . . . . 3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                               April 1, 2000 and Thirteen weeks ended April 3, 1999. . . . . . . . . . . . . . . . .4

                     Condensed Consolidated Statements of Cash Flows for the Thirteen weeks ended
                               April 1, 2000 and Thirteen weeks ended April 3, 1999. . . . . . . . . . . . . . . . .5

                     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . .  8


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . 17


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                ------------------ ---- ----------------
                                    ASSETS                                            APRIL 1,          JANUARY 1, 2000
                                                                                      2000
                                                                                ------------------ ---- ----------------
                                                                                   (Unaudited)
Current Assets:
      Cash and cash equivalents..............................................             $ 3,015               $ 5,086
      Accounts receivable, net...............................................              62,653                26,207
      Inventories............................................................              86,289                95,068
      Prepaid expenses and other current assets..............................               3,211                 3,207
      Income taxes receivable................................................               2,668                 2,668
      Deferred taxes.........................................................               5,077                 5,077
                                                                                ------------------      ----------------
      Total Current Assets...................................................             162,913               137,313
                                                                                ------------------      ----------------
Property, Plant and Equipment, at cost less accumulated
      depreciation and amortization of $9,968 and $9,004,
      respectively...........................................................              21,368                19,803
Reorganization value in excess of identifiable assets, net of
      accumulated amortization of $9,234 and $8,418, respectively............              55,947                56,763
Trademarks, net of accumulated amortization of $5,484 and $4,668,
      respectively...........................................................             108,749               109,565
Other Assets, at cost less accumulated amortization of $1,038 and $717,
      respectively...........................................................               5,993                 6,321
                                                                                ------------------      ----------------
      Total Assets...........................................................            $354,970              $329,765
                                                                                ==================      ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable.......................................................             $27,799               $28,753
      Accrued expenses and other current liabilities.........................               8,784                 8,219
      Interest payable.......................................................                 440                 4,032
      Deferred income........................................................                 907                 1,000
      Income taxes payable...................................................               2,130                   594
                                                                                ------------------      ----------------
      Total Current Liabilities..............................................              40,060                42,598
Long-Term Liabilities:
      Deferred Taxes.........................................................               3,064                 3,064
      Deferred income........................................................                 750                 1,000
      Long-Term Debt.........................................................             110,000               110,000
      Bank Revolver..........................................................              79,786                53,444
      Minority Interest......................................................                 638                   519
                                                                                ------------------      ----------------
      Total Liabilities......................................................             234,298               210,625
Commitments and Contingencies
Shareholders' Equity:
Common Stock, $0.01 par value; 20,000,000 shares
           authorized; 6,800,000 shares issued and outstanding...............                  68                    68
Preferred Stock, $0.01 par value; 1,000,000 shares
           authorized; none issued and outstanding...........................                  --                    --
Capital in excess of par value...............................................             119,932               119,932
Retained Earnings (Accumulated Deficit)......................................               1,018                 (632)
Cumulative Other Comprehensive Income (Loss).................................               (346)                 (228)
                                                                                ------------------      ----------------
Total Shareholders' Equity...................................................             120,672               119,140
                                                                                ------------------      ----------------
Total Liabilities and Shareholders' Equity...................................            $354,970              $329,765
                                                                                ==================      ================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                    THIRTEEN WEEKS             THIRTEEN WEEKS
                                                                        ENDED                      ENDED
                                                                       APRIL 1,                   APRIL 3,
                                                                         2000                       1999
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net Sales..............................................                       $107,589                    $98,286
Royalty Income.........................................                          3,579                        231
Cost of Sales..........................................                         73,640                     66,288
                                                                 ----------------------     ----------------------
Gross Profit...........................................                         37,528                     32,229
Operating Expenses:
Selling, general and administrative expenses...........                         26,163                     16,857
Depreciation and Amortization..........................                          2,682                      1,995
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         28,845                     18,852
                                                                 ----------------------     ----------------------
Operating income.......................................                          8,683                     13,377
Interest and Financing Costs...........................                          5,838                      4,504
                                                                 ----------------------     ----------------------
Income before provision for income taxes...............                          2,845                      8,873
Provision for Income Taxes.............................                          1,195                      3,726
                                                                 ----------------------     ----------------------
Net Income.............................................                         $1,650                    $ 5,147
                                                                 ======================     ======================
Basic earnings per common share........................                            .24                        .76
                                                                 ======================     ======================
Diluted earnings per common share......................                            .24                        .76
                                                                 ======================     ======================
Weighted average number of shares used in computing
    Basic earnings per common share....................                      6,800,000                  6,800,000
Weighted average number of shares used in computing
    Diluted earnings per common share..................                      6,800,000                  6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     THIRTEEN WEEKS            THIRTEEN WEEKS
                                                                                          ENDED                     ENDED
                                                                                  ----------------------    ----------------------
                                                                                      APRIL 1, 2000               APRIL 3, 1999
                                                                                  ----------------------    ----------------------
                                                                                       (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................................                    $1,650                   $ 5,147
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization.............................................                     2,101                     1,369
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                       816                       815
   Income applicable to minority interest....................................                       119                       109
(Increase) decrease in:
   Accounts receivable, net..................................................                  (36,446)                  (31,089)
   Inventories...............................................................                     8,779                    20,144
   Prepaid expenses and other current assets.................................                       (4)                   (1,516)
   Other assets..............................................................                         7                        --
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........                     (389)                   (2,609)
   Interest payable..........................................................                   (3,592)                   (3,672)
   Deferred income...........................................................                     (343)                        --
   Income taxes payable......................................................                     1,536                     3,557
                                                                                  ----------------------    ----------------------
Total adjustments............................................................                  (27,416)                  (12,892)
                                                                                  ----------------------    ----------------------
Net cash used in operating activities........................................                  (25,766)                   (7,745)
                                                                                  ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from the sale of fixed assets........                   (2,529)                     (467)
                                                                                  ----------------------    ----------------------
Net cash used in investing activities........................................                   (2,529)                     (467)
                                                                                  ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Revolver.............................................................                    26,342                     9,069
                                                                                  ----------------------    ----------------------
Net cash provided by financing activities....................................                    26,342                     9,069

Effect of exchange rate changes on cash and cash equivalents.................                     (118)                      (54)
                                                                                  ----------------------    ----------------------
Net (decrease) increase in cash and cash equivalents.........................                   (2,071)                       803

Cash and cash equivalents, at beginning of period............................                     5,086                     2,437
                                                                                  ----------------------    ----------------------
Cash and cash equivalents, at end of period..................................                    $3,015                    $3,240
                                                                                  ======================    ======================



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

           The Condensed Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted from this report; as is permitted by such rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated/Combined Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended January 1, 2000.

           In the opinion of management, the accompanying interim Condensed Consolidated Financial Statements contain all material adjustments necessary to present fairly the Condensed Consolidated financial condition, results of operations, and changes in financial position of Kasper and its subsidiaries for the interim periods presented.

NOTE 2.  INVENTORIES

           Inventories are valued at lower of cost (first-in, first-out, "FIFO") or market.

           Inventories consist of the following:

                                           APRIL 1, 2000     JANUARY 1, 2000
                                           -------------     ---------------
                                                   (in thousands)

      Raw materials                          $45,989              $45,849
      Finished goods                          40,300               49,219
                                             -------             --------
                 Total inventories           $86,289             $ 95,068
                                             =======             ========

NOTE 3.   INCOME PER SHARE

           The computation of income per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 4.   DEBT

           At April 1, 2000, there were direct borrowings of $79,786,000 outstanding under the Chase Facility (the "Facility") and approximately $22,723,000 outstanding in letters of credit under the Facility. The Company has approximately $20,200,000 available for future borrowings as of April 1, 2000. On December 22, 1999, the Facility was amended to modify certain financial ratios, covenants and limits on capital expenditures. The Company is in compliance with these covenants.

NOTE 5.  SEGMENT INFORMATION

      The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 64 Kasper retail outlet stores and 24 Anne Klein retail outlet stores throughout the United States as another distribution channel for its products. The Company's licensing operations is also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, Management includes the operations of Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

      The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDA. Information on segments and a reconciliation to the consolidated financial statements is as follows:


THIRTEEN WEEKS ENDED APRIL 1, 2000
                                                    WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                ------------------  -----------------  -----------------    -----------------
                                                                               (in thousands)
Revenues                                                 $ 92,110            $ 15,479            $3,579            $ 111,168
EBITDA                                                      8,080                  86             3,199               11,365
Depreciation and amortization                                                                                          2,682
                                                                                                            -----------------
Operating income                                                                                                       8,683
Interest and financing costs                                                                                           5,838
                                                                                                            -----------------
Income before provision for income taxes                                                                               2,845
Income taxes                                                                                                           1,195
                                                                                                            -----------------
Net income                                                                                                            $1,650
                                                                                                            =================

THIRTEEN WEEKS ENDED APRIL 3, 1999
                                                    WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                ------------------  -----------------  -----------------    -----------------
                                                                               (in thousands)

Revenues                                                  $87,178             $11,108             $ 231              $98,517
EBITDA                                                     14,535                 606               231               15,372
Depreciation and amortization                                                                                          1,995
                                                                                                            -----------------
Operating income                                                                                                      13,377
Interest and financing costs                                                                                           4,504
                                                                                                            -----------------
Income before provision for income taxes                                                                               8,873
Income taxes                                                                                                           3,726
                                                                                                            -----------------
Net income                                                                                                           $ 5,147
                                                                                                            =================


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


OVERVIEW

           On July 9, 1999, the Company completed the purchase of the Anne Klein trademarks including ANNE KLEIN, ANNE KLEIN II (also referred to herein as ANNE KLEIN2), and A LINE ANNE KLEIN (the "Trademark Purchase"). The aggregate purchase price for these assets was $67,900,000. The Company has begun to incur product development costs relating to the ANNE KLEIN suits and ANNE KLEIN2 sportswear lines, which are scheduled to commence deliveries for the Fall 2000 season. Accordingly, the results of operations for the first quarter 2000 reflect the product development costs associated with these lines, without the benefit of corresponding sales.

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

           On June 16, 1999, the Company received consents from a majority of the aggregate principal amount of its outstanding Senior Notes due 2004 (the "Senior Notes") as of May 21, 1999, to certain amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank & Trust Company), as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999, as a result of the closing of the Chase Facility, the Second Supplemental Indenture, dated as of June 16, 1999, became effective. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million. In addition, the interest rate on the Senior Notes increased to 13.00%, beginning January 1, 2000.

           On November 24, 1999, the Company completed the purchase of substantially all the assets and the assumption of certain liabilities of 25 Anne Klein retail outlets stores from Fashions of Seventh Avenue, Inc. and Affiliates (the "FSA Acquisition"). The aggregate purchase price was $3,963,000, which included a cash payment of $300,000 and assumed liabilities of $3,663,000.

RESULTS OF OPERATIONS

                               REVENUES BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)


                                              FIRST QUARTER               %               FIRST QUARTER               %
                                                  2000                 OF TOTAL               1999                 OF TOTAL
                                           --------------------                        --------------------
Wholesale                                             $ 92,110            82.9%                    $87,178            88.5%
Retail                                                  15,479            13.9%                     11,108            11.3%
                                           --------------------       ---------        --------------------       ---------
Net Sales                                              107,589            96.8%                     98,286            99.8%
Licensing                                                3,579             3.2%                        231             0.2%
                                           --------------------       ---------        --------------------       ---------
Total revenue                                        $ 111,168           100.0%                    $98,517           100.0%


                                EBITDA BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)



                                              FIRST QUARTER               %              FIRST QUARTER               %
                                                  2000                 OF TOTAL              1999                 OF TOTAL
                                           --------------------                       --------------------

Wholesale                                               $8,080            71.1%                  $ 14,535            94.6%
Retail                                                      86             0.8%                       606             3.9%
Licensing                                                3,199            28.1%                       231             1.5%
                                           --------------------       ---------       --------------------        ---------
Total                                                 $ 11,365           100.0%                  $ 15,372           100.0%


THIRTEEN WEEKS ENDED APRIL 1, 2000 AS COMPARED TO THIRTEEN WEEKS ENDED APRIL 3, 1999

           TOTAL REVENUE

           Net Sales for the thirteen weeks ended April 1, 2000 (the "first quarter 2000") were $107.6 million as compared to $98.3 for the thirteen weeks ended April 3, 1999 (the "first quarter 1999"). Wholesale sales increased primarily as a result of the sales contributed by the newly acquired Anne Klein lines. Exclusive of the Anne Klein apparel lines, wholesale sales decreased $10.4 million over the first quarter 1999. The Company's comprehensive quality control procedures, in place to ensure the Company's exacting standards of production, delayed shipments of product from the contractors in the first quarter 2000. A significant portion of the delayed first quarter shipments were shipped in the month of April.

           Retail sales increased to $15.5 million in the first quarter 2000 from $11.1 million in the first quarter 1999, an increase of $4.4 million due to the net addition of 8 Kasper retail outlet stores over the last 12 months, along with the 24 remaining Anne Klein retail outlet stores acquired in November 1999. The 64 Kasper retail outlet stores accounted for $1.2 million of the increase, while the new Anne Klein retail stores contributed $3.2 million in sales. Comparable Kasper store sales were equal in first quarter 2000 sales to the first quarter 1999.

           Royalty income increased to $3.6 million in the first quarter 2000 from $230,000 in the first quarter 1999 primarily as a result of the Trademark Purchase completed on July 9, 1999.

           GROSS PROFIT

           Gross Profit as a percentage of total revenue increased to 33.8% for the first quarter 2000, compared to 32.7% for the first quarter 1999. The improvement over the first quarter 1999 can be attributed to the increase in licensing revenue from the Trademark Purchase, along with a greater contribution from and the improved performance of retail operations. Wholesale gross profit as a percentage of sales decreased to 30.0% in the first quarter 2000 from 31.7% in the first quarter 1999 in part as a result of the product development costs relating to the ANNE KLEIN2 line which will not begin shipment until the third quarter 2000, and promotional activity in selected seasonal merchandise offerings.

           Retail gross profit as a percentage of sales increased to 40.6% in the first quarter 2000 from 39.4% in the first quarter 1999 due to a broader range of product offerings with a higher initial mark-up.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased to $26.2 million in the first quarter 2000 as compared to $16.9 million in the first quarter 1999, an increase of $9.3 million. Approximately $6.6 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in the third quarter 1999. Included in Anne Klein wholesale expenses for the first quarter 2000 are costs relating to product development of the ANNE KLEIN suits and ANNE KLEIN2 sportswear lines, which are scheduled to commence deliveries for the Fall 2000 season. Accordingly, no corresponding revenue has been realized relating to these expenses. Kasper wholesale operation expenses were consistent with the first quarter 1999. Retail store expansion, including the net addition of 8 Kasper retail outlet stores and the 24 Anne Klein retail outlet stores, contributed the remaining $2.3 million in increased selling, administrative and occupancy costs. Licensing division operations accounted for approximately $400,000 in administrative expenses during the first quarter 2000 as a result of the Trademark Purchase.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

           Earnings before Interest, Taxes, Depreciation and Amortization, ("EBITDA") decreased to $11.4 million in the first quarter 2000 from $15.4 million in the first quarter 1999. Wholesale EBITDA decreased $6.5 million over the first quarter 1999 primarily as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales. Retail experienced a slight decrease in EBITDA of $500,000 reflecting the impact of the FSA Acquisition. Licensing contributed an additional $3.0 million in EBITDA over the first quarter 1999 as a result of the Trademark Purchase.

           AMORTIZATION OF REORGANIZATION ASSET

           As a result of the reorganization of Leslie Fay, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the first quarter 2000 and 1999 totaling approximately $800,000.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization totaled $2.7 million in the first quarter 2000 and $2.0 million in the first quarter 1999, and consist of the amortization charges associated with the trademarks, as well as fixed asset depreciation. As a result of the Trademark Purchase, the Company incurred an additional $475,000 in trademark amortization in the first quarter 2000. The trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures, along with approximately $150,000 of goodwill amortization and fixed asset depreciation as a result of the FSA Acquisition.

           INTEREST AND FINANCING COSTS

           Interest and financing costs increased to $5.8 million in the first quarter 2000 from $4.5 million in the first quarter 1999. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the financing agreement and the amortization of the associated bank fees. Beginning January 1, 2000, interest on the Senior Notes increased to 13.0% per annum from 12.75%. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for the first quarter 2000 totaled $3.6 million and $3.5 million for the first quarter 1999. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $115,000 in the first quarter 2000 versus no such expense in the first quarter 1999.

           Interest under the financing agreement totaled approximately $1.8 million in the first quarter 2000, an increase of $1.0 million over the first quarter 1999 due primarily to the increased borrowings needed to finance the Trademark Purchase.

           The associated bank fees are being amortized over the remaining life of the financing agreement, four and one-half years, beginning July 9, 1999 and resulted in approximately $130,000 of amortization charges in the first quarter 2000 and approximately $200,000 in the first quarter 1999.

           INCOME TAXES

           Provision for income taxes was $1.2 million for the first quarter 2000. This amount differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's main sources of liquidity have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

           Net cash used in operating activities increased to $25.8 million during the first quarter 2000 as compared to $7.7 million for the first quarter 1999, primarily as a result of the leaner inventory levels at the beginning of the year compared to the levels at the beginning of 1999. Contributing to the increased cash usage was an increase in accounts receivable as a result of increased net sales along with the decrease in net income. The increase in cash flows for investing activities resulted from capital expenditures relating to the warehouse expansion for the increased space needed for the Anne Klein product lines and for Anne Klein showroom improvements. The increase in cash flows from financing activities is the direct result of the increased financing needed for Trademark Purchase.

           Effective June 4, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions ("the Original Facility"). The Original Facility, as amended, provided for a sub-limit for letters of credit of $50 million. The Original Facility was secured by substantially all the assets of the Company. The Original Facility was to expire in fiscal year 2000 and provided for various borrowing rate options, including rates based upon a fixed spread over LIBOR. The Original Facility provided for the maintenance of certain financial ratios and covenants and set limits on the amount of capital expenditures and dividends to shareholders. Availability under the Original Facility was limited to a borrowing base calculated upon eligible accounts receivable, inventory and letters of credit. The Original Facility had been amended to update certain financial ratios, covenants and limits on capital expenditures.

         On July 9, 1999, the Original Facility was amended by the Chase Facility in order to fund the Company's working capital requirements and to finance the Trademark Purchase. The Chase Facility provides the Company with a revolving credit line of $160 million. The Chase Facility provides for the maintenance of certain financial ratios and covenants, sets limits on the amount of capital expenditures and dividends to shareholders and expires on December 31, 2003. The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment (four and one half years). In addition, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the Original Facility. The Chase Facility was amended on December 22, 1999 to modify certain financial ratios and covenants. As of April 1, 2000, there were direct borrowings of $79.8 million outstanding, $22.7 million in letters of credit outstanding and $20.2 million available for future borrowings.

           Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes for the first quarter 2000 totaled $3.6 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

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

           On October 4, 1999, the Company terminated the factoring agreement with Heller and entered into a new agreement with the CIT Group/Commercial Services, Inc. ("CIT"). Under the new agreement CIT purchases the receivables from the Company and remits the funds to the Company when collected. Any amounts unpaid after 120 days are guaranteed to be paid to the Company by CIT. The agreement has no expiry date but may be terminated upon 60 days written notice by either party. For its services CIT charges the Company $75,000 per month. If during a twelve-month period the number of invoices exceeds 425,000, CIT is entitled to an additional fee of $1.75 per additional invoice.

           Capital expenditures were $2.5 million and $500,000 for the first quarter 2000 and first quarter 1999, respectively. Capital expenditures represent funds spent for warehouse expansion, showroom improvements, new retail stores, information systems, overseas facilities development and general improvements.

           The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Chase Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

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

o        potential exchange rate fluctuations;

o        the Company's concentration of revenues;

o        the Company's dependence on a limited number of suppliers; and

o the ability of the Company to successfully integrate the Trademark Purchase, the FSA Acquisition and any future acquisitions into the Company's existing businesses

      All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The re-adjournment of the 1999 annual meeting of shareholders of the Company was held on March 14, 2000 for the purpose of: (1) electing seven directors; and (2) approving the Company's 1999 Share Incentive Plan. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition.

         First, the following directors were elected by the following vote:

                                                        Votes
                                                        -----
                                             For                   Withheld
                                             ---                   --------

         Arthur S. Levine                 5,871,884                 262,988
         William J. Nightingale           5,871,884                 262,988
         Salvatore M. Salibello           5,871,884                 262,988
         Lester E. Schreiber              5,871,893                 262,979
         Denis J. Taura                   5,871,893                 262,979
         Olivier Trouveroy                5,871,884                 262,988
         H. Sean Mathis                   5,871,893                 262,979

         Second, the proposal to approve the Company's 1999 Share Incentive Plan was approved by the following vote: (a) 3,661,368 votes were cast "for" the matter; (b) 296,550 votes were cast "against" the matter; and (c) 3,695 votes "abstained" from voting on the matter. There were 2,173,259 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibits:

                     3.1         By-laws, as amended.

                     27          Financial Data Schedule.


         (b)         Reports on Form 8-K:

                     None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KASPER A.S.L., LTD.
                                          (Registrant)
Dated:  May 12, 2000

                                          /s/ Arthur S. Levine
                                          -------------------------------------
                                          Arthur S. Levine
                                          Chairman and Chief Executive Officer




                                          /s/ Mary Ann Domuracki
                                          -------------------------------------
                                          Mary Ann Domuracki
                                          Executive Vice President -
                                           Finance & Administration

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

     3.1                            By-laws, as amended

     27                             EDGAR Data Schedule