Form 10-Q
period 2000-07-01
KASPER A S L LTD
filed 2000-08-11
CIK 1037067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JULY 1, 2000
                               ------------

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 8, 2000 was 6,800,000.

NY2:\954750\01\KG_%01!.DOC\55745.0003

                      KASPER A.S.L., LTD. AND SUBSIDIARIES




                                      INDEX


                                                                                                         Page No.
                                                                                                         --------
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets at July 1, 2000 and January 1, 2000 .................3

                  Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                          July 1, 2000 and Thirteen weeks ended July 3, 1999 ................................4

                  Condensed Consolidated Statements of Operations for the Twenty-six weeks ended
                          July 1, 2000 and Twenty-six weeks ended July 3, 1999 ..............................5

                  Condensed Consolidated Statements of Cash Flows for the Twenty-six weeks ended
                          July 1, 2000 and Twenty-six weeks ended July 3, 1999 ..............................6

                  Notes to Condensed Consolidated Financial Statements ......................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...............9


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................................................18

SIGNATURES .................................................................................................19

EXHIBIT INDEX ..............................................................................................20

ITEM 1.  FINANCIAL STATEMENTS

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                    ----------------------------------
                              ASSETS                                     JULY 1,         JANUARY 1,
                                                                         2000               2000
                                                                    ----------------------------------
                                                                      (Unaudited)
Current Assets:
     Cash and cash equivalents....................................           $2,995           $ 5,086
     Accounts receivable, net.....................................           30,990            26,207
     Inventories..................................................          114,727            95,068
     Prepaid expenses and other current assets....................            5,739             3,207
     Income taxes receivable......................................            4,387             2,668
     Deferred taxes...............................................            5,077             5,077
                                                                    ----------------    --------------
     Total Current Assets.........................................          163,915           137,313
                                                                    ----------------    --------------
Property, Plant and Equipment, at cost less accumulated
     depreciation and amortization of $11,003 and $9,004,
     respectively.................................................           21,388            19,803
Reorganization value in excess of identifiable assets, net of
     accumulated amortization of $10,048 and $8,418, respectively.           55,133            56,763
Trademarks, net of accumulated amortization of $6,300 and $4,668,
     respectively.................................................          107,933           109,565
Other Assets, at cost less accumulated amortization of $1,357 and
     $717, respectively...........................................            5,867             6,321
                                                                    ----------------    --------------
     Total Assets.................................................         $354,236          $329,765
                                                                    ================    ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.............................................          $35,996           $28,753
     Accrued expenses and other current liabilities...............            9,421             8,219
     Interest payable.............................................            3,944             4,032
     Deferred income..............................................              706             1,000
     Taxes payable................................................              181               594
                                                                    ----------------    --------------
     Total Current Liabilities....................................           50,248            42,598
Long-Term Liabilities:
     Deferred Taxes...............................................            3,064             3,064
     Deferred income..............................................              500             1,000
     Long-Term Debt...............................................          110,000           110,000
     Bank Revolver................................................           73,994            53,444
     Minority Interest............................................              551               519
                                                                    ----------------    --------------
     Total Liabilities............................................          238,357           210,625
Commitments and Contingencies
Shareholders' Equity:
Common Stock, $0.01 par value; 20,000,000 shares
     authorized; 6,800,000 shares issued and outstanding..........               68                68
Preferred Stock, $0.01 par value; 1,000,000 shares
     authorized; none issued and outstanding......................               --                --
Capital in excess of par value....................................          119,932           119,932
Accumulated Deficit...............................................          (3,631)             (632)
Cumulative Other Comprehensive Income (Loss)......................            (490)             (228)
                                                                    ----------------    --------------
Total Shareholders' Equity........................................          115,879           119,140
                                                                    ----------------    --------------
Total Liabilities and Shareholders' Equity........................         $354,236          $329,765
                                                                    ================    ==============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          THIRTEEN WEEKS        THIRTEEN WEEKS
                                                              ENDED                 ENDED
                                                              -----                 -----
                                                             JULY 1,                JULY 3,
                                                               2000                  1999
                                                        -------------------    ------------------
                                                           (Unaudited)            (Unaudited)
Net Sales......................................                    $76,897               $55,760
Royalty Income.................................                      3,258                   243
Cost of Sales..................................                     55,578                39,371
                                                        -------------------    ------------------
Gross Profit...................................                     24,577                16,632
Operating Expenses:
Selling, general and administrative expenses...                     23,945                16,330
Depreciation and Amortization..................                      2,755                 2,033
                                                        -------------------    ------------------
Total operating expenses.......................                     26,700                18,363
                                                        -------------------    ------------------
Operating loss.................................                    (2,123)               (1,731)
Interest and Financing Costs...................                      5,894                 4,145
                                                        -------------------    ------------------
Loss before provision for income taxes.........                    (8,017)               (5,876)
Income Tax benefit.............................                    (3,367)               (2,468)
                                                        -------------------    ------------------
Net Loss.......................................                   $(4,651)              $(3,408)
                                                        ===================    ==================
Basic loss per common share....................                   $ (0.68)              $ (0.50)
                                                        ===================    ==================
Diluted loss per common share..................                   $ (0.68)              $ (0.50)
                                                        ===================    ==================
Weighted average number of shares used in computing
   Basic earnings per common share.............                  6,800,000             6,800,000
Weighted average number of shares used in computing
   Diluted earnings per common share...........                  6,800,000             6,800,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            TWENTY-SIX             TWENTY-SIX
                                                            WEEKS ENDED            WEEKS ENDED
                                                            -----------            -----------
                                                              JULY 1,                JULY 3,
                                                               2000                   1999
                                                        -------------------    ------------------
                                                           (Unaudited)            (Unaudited)
Net Sales......................................                  $ 184,486              $154,046
Royalty Income.................................                      6,837                   474
Cost of Sales..................................                    129,215               105,660
                                                        -------------------    ------------------
Gross Profit...................................                     62,108                48,860
Operating Expenses:
Selling, general and administrative expenses...                     50,110                33,187
Depreciation and Amortization..................                      5,437                 4,027
                                                        -------------------    ------------------
Total operating expenses.......................                     55,547                37,214
                                                        -------------------    ------------------
Operating income...............................                      6,561                11,646
Interest and Financing Costs...................                     11,731                 8,649
                                                        -------------------    ------------------
(Loss) income before provision for income taxes                    (5,170)                 2,997
Provision for Income Taxes.....................                    (2,171)                 1,258
                                                        -------------------    ------------------
Net (Loss) income..............................                   $(2,999)               $ 1,739
                                                        ===================    ==================
Basic earnings per common share................                   $ (0.44)                $ 0.26
                                                        ===================    ==================
Diluted loss per common share..................                   $ (0.44)                $ 0.26
                                                        ===================    ==================
Weighted average number of shares used in computing
   Basic earnings per common share.............                  6,800,000             6,800,000
Weighted average number of shares used in computing
   Diluted earnings per common share...........                  6,800,000             6,800,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             TWENTY-SIX            TWENTY-SIX
                                                                             WEEKS ENDED           WEEKS ENDED
                                                                          ------------------    ------------------
                                                                              JULY 1, 2000          JULY 3, 1999
                                                                          ------------------    ------------------
                                                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income.................................................                $ (2,999)               $ 1,739
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization..................................                    4,271                 2,753
   Amortization of reorganization value in excess of identifiable
        assets....................................................                    1,630                 1,630
   Income (Loss) applicable to minority interest..................                       32                  (33)
(Increase) decrease in:
   Accounts receivable, net.......................................                  (4,783)                 1,070
   Inventories....................................................                 (19,659)                15,968
   Prepaid expenses and other current assets......................                  (2,532)                 (385)
   Income taxes receivable........................................                  (1,719)                    --
   Other assets...................................................                    (186)               (4,141)
Increase (decrease) in:
   Accounts payable, accrued expenses and other current liabilities                   8,445               (1,838)
   Interest payable...............................................                     (88)                 (240)
   Deferred income................................................                    (794)                    --
   Taxes payable..................................................                    (413)                   593
                                                                          ------------------    ------------------
Total adjustments.................................................                 (15,796)                15,377
                                                                          ------------------    ------------------
Net cash (used in) provided by operating activities...............                 (18,795)                17,116
                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net......................................                  (3,584)               (1,005)
                                                                          ------------------    ------------------
Net cash used in investing activities.............................                  (3,584)               (1,005)
                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Revolver..................................................                   20,550               (7,569)
                                                                          ------------------    ------------------
Net cash provided by financing activities.........................                   20,550               (7,569)

Effect of exchange rate changes on cash and cash equivalents......                    (262)                  (93)
                                                                          ------------------    ------------------
Net (decrease) increase in cash and cash equivalents..............                  (2,091)                 8,449

Cash and cash equivalents, at beginning of period.................                    5,086                 2,437
                                                                          ------------------    ------------------
Cash and cash equivalents, at end of period.......................                   $2,995               $10,886
                                                                          ==================    ==================

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

NOTE 2.  INVENTORIES

         Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

         Inventories consist of the following:

                                                       JULY 1,       JANUARY 1,
                                                        2000            2000
                                                        ----            ----
                                                           (in thousands)

                    Raw materials                     $ 51,103         $45,849
                    Finished goods                      63,624          49,219
                                                     ---------        --------
                             Total inventories        $114,727        $ 95,068
                                                     =========        ========

NOTE 3.   INCOME (LOSS) PER SHARE

         The computation of income (loss) per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 4.   DEBT

         At July 1, 2000, there were direct borrowings of $73,994,000 outstanding under the Chase Facility (the "Facility") and approximately $27,599,000 outstanding in letters of credit under the Facility. The Company had approximately $13,755,000 available for future borrowings as of July 1, 2000. In

June 2000, the Facility was amended to modify certain financial ratios and covenants. The Company is in compliance with these covenants.

NOTE 5.  SEGMENT INFORMATION

     The Company's primary segment is the design, distribution and wholesale sale of women's career suits, sportswear and dresses principally to major department stores and specialty shops. In addition, the Company operates 65 Kasper retail outlet stores and 24 Anne Klein retail outlet stores throughout the United States as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, Management includes the operations of Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

     The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing net sales and EBITDA. Information on segments and a reconciliation to the consolidated financial statements is as follows:

                                   THIRTEEN WEEKS ENDED                                THIRTEEN WEEKS ENDED
                                       JULY 1, 2000                                        JULY 3, 1999
                      ------------------------------------------------  ---------------------------------------------------
                       WHOLESALE     RETAIL     LICENSING    TOTAL      WHOLESALE     RETAIL      LICENSING      TOTAL
                      ------------- ----------  ---------------------- ------------ ------------ ------------ ------------
Revenues                   $58,222    $18,675       $3,258    $80,155     $ 43,079     $ 12,681       $  243     $ 56,003
EBITDA                     (2,243)         62        2,813        632      (1,127)        1,186          243          302
Depreciation and
 amortization                                                   2,755                                               2,033
                                                           -----------                                        ------------
Operating loss                                               $ (2,123)                                            $(1,731)

                                  TWENTY-SIX WEEKS ENDED                              TWENTY-SIX WEEKS ENDED
                                       JULY 1, 2000                                        JULY 3, 1999
                      ------------------------------------------------  ---------------------------------------------------
                       WHOLESALE     RETAIL     LICENSING    TOTAL      WHOLESALE     RETAIL      LICENSING      TOTAL
                      ------------- ----------  ---------------------- ------------ ------------ ------------ ------------

Revenues                  $150,331    $34,155       $6,837   $191,323    $ 130,257     $ 23,789       $  474    $ 154,520
EBITDA                       5,838        148        6,012     11,998       13,407        1,792          474       15,673
Depreciation and
 amortization                                                   5,437                                               4,027
                                                           -----------                                        ------------
Operating income                                               $6,561                                            $ 11,646


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

OVERVIEW
--------

         On July 9, 1999, the Company completed the purchase of the Anne Klein trademarks including ANNE KLEIN, ANNE KLEIN II (also referred to herein as ANNE KLEIN2), and A LINE ANNE KLEIN (the "Trademark Purchase"). The aggregate purchase price for these assets was $67,900,000. The Company has incurred product development costs relating to the ANNE KLEIN suits and ANNE KLEIN2 sportswear lines, which are scheduled to commence deliveries for the Fall 2000 season. Accordingly, the results of operations for the first half 2000 reflect the product development costs associated with these lines, without the benefit of corresponding sales.

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

         On June 16, 1999, the Company received consents from a majority of the aggregate principal amount of its outstanding Senior Notes due 2004 (the "Senior Notes") as of May 21, 1999, to certain amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank & Trust Company), as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. The Second Supplemental Indenture, dated as of June 16, 1999, became effective on July 9, 1999, upon the closing of the Chase Facility. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million. In addition, the interest rate on the Senior Notes increased to 13.00%, beginning January 1, 2000.

         On November 24, 1999, the Company completed the purchase of substantially all the assets and the assumption of certain liabilities of 25 Anne Klein retail outlets stores from Fashions of Seventh Avenue, Inc. and Affiliates (the "FSA Acquisition"). The aggregate purchase price was $3,963,000, which included a cash payment of $300,000 and assumed liabilities of $3,663,000.

RESULTS OF OPERATIONS

                                                         REVENUES BY SEGMENT
                                                      (000'S EXCEPT PERCENTAGES)
                                  SECOND QUARTER                                     FIRST HALF
                   ----------------------------------------------   ----------------------------------------------
                                   %                       %                        %                       %
                        2000     OF TOTAL       1999     OF TOTAL        2000     OF TOTAL       1999     OF TOTAL
                        ----     --------       ----     --------        ----     --------       ----     --------
Wholesale              $58,222     72.6%      $ 43,079     76.9%       $150,331     78.5%     $ 130,257     84.3%
Retail                  18,675     23.3%        12,681     22.6%         34,155     17.9%        23,789     15.4%
                       -------    ------      --------    ------       --------    ------      --------    ------
Net Sales               76,897     95.9%        55,760     99.5%        184,486     96.4%       154,046     99.7%
Licensing                3,258      4.1%           243      0.5%          6,837      3.6%           474      0.3%
                       -------    ------      --------    ------       --------    ------      --------    ------

Total Revenue          $80,155    100.0%      $ 56,003    100.0%       $191,323    100.0%      $154,520    100.0%


                                                    EBITDA BY SEGMENT
                                               (000'S EXCEPT PERCENTAGES)

                             SECOND QUARTER                                    FIRST HALF
                   ------------------------------------          ---------------------------------------

                      2000                    1999                     2000                    1999
                   ------------            ------------             ------------            ------------
Wholesale             $(2,243)               $ (1,127)                   $5,838                $ 13,407
Retail                      62                   1,186                      148                   1,792
Licensing                2,813                     243                    6,012                     474
                   ------------            ------------             ------------            ------------
Total                    $ 632                 $   302                  $11,998                $ 15,673

THIRTEEN WEEKS ENDED JULY 1, 2000 AS COMPARED TO THIRTEEN WEEKS ENDED JULY 3,
1999

         TOTAL REVENUE

         Net Sales for the thirteen weeks ended July 1, 2000 (the "second quarter 2000") were $76.9 million as compared to $55.8 million for the thirteen weeks ended July 3, 1999 (the "second quarter 1999"). Wholesale sales grew $15.1 million over the prior year. The new Anne Klein bridge line contributed $6.7 million of the increase. First quarter 2000 shipping delays that resulted in a shortfall of sales in that quarter, were fulfilled during the second quarter 2000, resulting in the majority of the remaining increase.

         Retail sales increased to $18.7 million in the second quarter 2000 from $12.7 million in the second quarter 1999, an increase of $6.0 million due to the net addition of 7 Kasper retail outlet stores over the last 12 months, along with the 24 remaining Anne Klein retail outlet stores acquired in November 1999. The 65 Kasper retail outlet stores accounted for $1.7 million of the increase, while the new Anne Klein retail stores contributed $4.3 million in sales. Comparable Kasper store sales were $12.8 million in the second quarter 2000 compared to $12.6 million during the second quarter 1999.

         Royalty income increased to $3.3 million in the second quarter 2000 from $243,000 in the second quarter 1999 primarily as a result of the Trademark Purchase completed on July 9, 1999.

         GROSS PROFIT

         Gross Profit as a percentage of total revenue increased to 30.7% for the second quarter 2000, compared to 29.7% for the second quarter 1999. The improvement over the second quarter 1999 can be attributed to the increase in licensing revenue from the Trademark Purchase, along with a greater contribution from retail operations. Wholesale gross profit as a percentage of sales decreased to 24.9% in the second quarter 2000 from 25.6% in the second quarter 1999 in part as a result of the product development costs relating to the ANNE KLEIN2 line which will not begin shipment until the third quarter 2000, and the ongoing promotional activity in department stores.

         Retail gross profit as a percentage of sales decreased to 36.6 % in the second quarter 2000 from 42.4% in the second quarter 1999 due to markdowns given at the Anne Klein outlet stores in an effort to clean-out older merchandise and strategically position the stores for current product. Margins at the Kasper outlet stores were up slightly from the prior year second quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased to $23.9 million in the second quarter 2000 as compared to $16.3 million in the second quarter 1999, an increase of $7.6 million. Approximately $5.4 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in the third quarter 1999. Included in Anne Klein wholesale expenses for the second quarter 2000 are costs relating to product development of the ANNE KLEIN suits and ANNE KLEIN2 sportswear lines, which began deliveries subsequent to the second quarter 2000. Accordingly, no corresponding revenue has been realized relating to these expenses. Kasper wholesale operation expenses decreased approximately $600,000 from the second quarter 1999. Retail store expansion, including the net addition of 7 Kasper retail outlet stores and the 24 Anne Klein retail outlet stores, accounted for $2.4 million in increased selling, administrative and occupancy costs. Licensing division operations accounted for approximately $400,000 in general and administrative expenses during the second quarter 2000 as a result of the Trademark Purchase.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before Interest, Taxes, Depreciation and Amortization, ("EBITDA") increased to $630,000 in the second quarter 2000 from $300,000 in the second quarter 1999. Wholesale EBITDA decreased $1.1 million over the second quarter 1999 primarily as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales, along with the overall expenses contributed by the new Anne Klein division as discussed above. Retail experienced a decrease in EBITDA reflecting the impact of the FSA Acquisition. Licensing contributed an additional $2.6 million in EBITDA over the second quarter 1999 as a result of the Trademark Purchase.

         AMORTIZATION OF REORGANIZATION ASSET

         As a result of the reorganization of Leslie Fay, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". (Refer to the Company's Annual Report on Form 10-K for further discussion of the reorganization). This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the second quarter 2000 and 1999 totaling approximately $800,000 in each quarter.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization totaled $2.8 million in the second quarter 2000 and $2.0 million in the second quarter 1999, and consist of the amortization charges associated with the trademarks, as well as fixed asset depreciation. As a result of the Trademark Purchase, the Company incurred an additional $475,000 in trademark amortization in the second quarter 2000. The trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures, along with approximately $150,000 of goodwill amortization and fixed asset depreciation as a result of the FSA Acquisition.

         INTEREST AND FINANCING COSTS

         Interest and financing costs increased to $5.9 million in the second quarter 2000 from $4.1 million in the second quarter 1999. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the financing agreement and the amortization of the associated bank fees. Beginning January 1, 2000, interest on the Senior Notes increased to 13.00% per annum from 12.75%. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for the second quarter 2000 totaled $3.6 million and $3.5 million for the second quarter 1999. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $115,000 in the second quarter 2000 versus no such expense in the second quarter 1999.

         Interest under the financing agreement totaled approximately $1.8 million in the second quarter 2000, an increase of $1.5 million over the second quarter 1999 due primarily to the increased borrowings needed to finance the Trademark Purchase.

         The associated bank fees are being amortized over the remaining life of the financing agreement, four and one-half years beginning July 9, 1999 and resulted in approximately $130,000 of amortization charges in the second quarter 2000 and approximately $200,000 in the second quarter 1999.

         INCOME TAXES

         Income tax benefits were $3.4 million and $2.5 million for the second quarter 2000 and second quarter 1999, respectively. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

TWENTY-SIX WEEKS ENDED JULY 1, 2000 AS COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 1999

         TOTAL REVENUE

         Net Sales for the twenty-six weeks ended July 1, 2000 (the "first half 2000") were $184.5 million as compared to $154.0 for the twenty-six weeks ended July 3, 1999 (the "first half 1999"). Wholesale sales increased primarily as a result of the sales contributed by the new Anne Klein bridge line. Exclusive of the Anne Klein apparel lines, wholesale sales decreased $1.9 million over the first half 1999. Due to the highly promotional level of activity currently being experienced in department stores, additional markdowns and allowances were given, contributing to the decrease in wholesale sales.

         Retail sales increased to $34.2 million in the first half 2000 from $23.8 million in the first half 1999, an increase of approximately 44% due to the net addition of 7 Kasper retail outlet stores over the last 12 months, along with the 24 remaining Anne Klein retail outlet stores acquired in November 1999. The Kasper retail outlet stores accounted for $2.9 million of the increase, while the new Anne Klein retail stores contributed $7.5 million in sales. Comparable Kasper store sales were $23.8 million in the first half 2000 compared to $23.7 million in the first half 1999.

         Royalty income increased to $6.8 million in the first half 2000 from $474,000 in the first half 1999 primarily as a result of the Trademark Purchase completed on July 9, 1999.

         GROSS PROFIT

         Gross Profit as a percentage of total revenue increased to 33.7% for the first half 2000, compared to 31.6% for the first half 1999. The improvement over the first half 1999 can be attributed to the increase in licensing revenue from the Trademark Purchase, along with a greater contribution from retail operations. Wholesale gross profit as a percentage of sales decreased to 28.0% in the first half 2000 from 29.7% in the first half 1999 in part as a result of the product development costs relating to the ANNE KLEIN2 line which will not begin shipment until the third quarter 2000, and promotional activity in selected seasonal merchandise offerings.

         Retail gross profit as a percentage of sales decreased to 38.4% in the first half 2000 from 41.0% in the first half 1999 due to markdowns given at the Anne Klein retail outlet stores in an effort to clean-out older merchandise and strategically position the stores for current product. Margins at the Kasper outlet stores grew 110 basis points as a result of a broader range of product offerings with a higher initial markup.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased to $50.1 million in the first half 2000 as compared to $33.2 million in the first half 1999, an increase of $16.9 million. Approximately $12.0 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in the third quarter 1999. Included in Anne Klein wholesale expenses for the first half 2000 are costs relating to product development of the ANNE KLEIN suits and ANNE KLEIN2 sportswear lines, which began deliveries subsequent to the first half 2000. Accordingly, no corresponding revenue has been realized relating to these expenses. Kasper wholesale operation expenses were down $600,000 from the first half 1999. Retail store expansion, including the net addition of 7 Kasper retail outlet stores and the 24 Anne Klein retail outlet stores, accounted for $4.7 million in increased selling, administrative and occupancy costs. Licensing division operations accounted for approximately $800,000 in administrative expenses during the first half 2000 as a result of the Trademark Purchase.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         EBITDA decreased to $12.0 million in the first half 2000 from $15.7 million in the first half 1999. Wholesale EBITDA decreased $7.6 million over the first half 1999 primarily as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales. Retail experienced a decrease in EBITDA reflecting the impact of the FSA Acquisition. Licensing contributed an additional $5.5 million in EBITDA over the first half 1999 as a result of the Trademark Purchase.

         AMORTIZATION OF REORGANIZATION ASSET

         As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the first half 2000 and 1999 totaling approximately $1.6 million in each half.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased to approximately $5.4 million in the first half 2000 from approximately $4.0 million in the first half 1999 and consist of the amortization charges associated with the trademarks, as well as fixed asset depreciation. As a result of the Trademark Purchase, the Company incurred an additional $950,000 in trademark amortization in the first half 2000. The trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures, along with approximately $300,000 of goodwill amortization and fixed asset depreciation as a result of the FSA Acquisition.

         INTEREST AND FINANCING COSTS

         Interest and financing costs increased to $11.7 million in the first half 2000 from $8.6 million in the first half 1999, an increase of approximately $3.1 million. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the financing agreement and the amortization of the associated bank fees. Beginning January 1, 2000, interest on the Senior Notes increased to 13.00% per annum from 12.75%. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for the first half 2000 totaled $7.2 million and $7.0 million for the first half 1999. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $230,000 in the first half 2000 versus no such expense in the first half 1999.

         Interest under the financing agreement totaled approximately $3.6 million in the first half 2000, an increase of $2.7 million over the first half 1999 due primarily to the increased borrowings needed to finance the Trademark Purchase.

         The associated bank fees are being amortized over the remaining life of the financing agreement, four and one-half years beginning July 9, 1999 and resulted in approximately $260,000 of amortization charges in the first half 2000 and approximately $400,000 in the first half 1999.

         INCOME TAXES

         Provision for income taxes was $(2.2) million for the first half 2000 and $1.3 million for the first half 1999. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's main sources of liquidity have been cash flows from operations and credit facilities. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

         Net cash used in operating activities was $18.8 million during the first half 2000 as compared to cash provided by operations of $17.1 million for the first half 1999, primarily as a result of increases in piece goods and finished good inventory levels with the addition of the new Anne Klein lines and the leaner inventory levels at the beginning of the year compared to the beginning of 1999. Increases in accounts receivable and payables are the result of increases in sales and transactions from the Anne Klein wholesale and licensing divisions. The increase in cash used in investing activities resulted from capital expenditures relating to the warehouse expansion for the increased space needed for the Anne Klein product lines and for Anne Klein showroom improvements. The increase in cash flows from financing activities is the direct result of the increased financing needed for the Trademark Purchase.

         Effective June 4, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions ("the Original Facility"). The Original Facility, as amended, provided for a sub-limit for letters of credit of $50 million. The Original Facility was secured by substantially all the assets of the Company.

        On July 9, 1999, the Original Facility was amended by the Chase Facility in order to fund the Company's working capital requirements and to finance the Trademark Purchase. The Chase Facility provides the Company with a revolving credit line of $160 million, and provides for the maintenance of certain financial ratios and covenants, sets limits on the amount of capital expenditures and dividends to shareholders and expires on December 31, 2003. The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the Chase Facility at the time of the amendment (four and one half years). In addition, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the Original Facility.

         The Chase Facility was amended on December 22, 1999 and June 29, 2000 to modify certain conditions, financial ratios and covenants. As of July 1, 2000, the Company was in compliance with these covenants. The Chase Facility provides that the interest rate on all outstanding borrowings under the Chase Facility would fluctuate based on the Company's financial performance. Accordingly, as of the third quarter 2000, the interest rate increased by 25 basis points. As of July 1, 2000, there were direct borrowings of $74.0 million outstanding, $27.6 million in letters of credit outstanding and $13.8 million available for future borrowings.

         Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September
30. Interest relating the Senior Notes for the first half 2000 totaled $7.2 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

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

         Capital expenditures were $3.6 million and $1.0 million for the first half 2000 and first half 1999, respectively. Capital expenditures represent funds spent for warehouse expansion, showroom improvements, new retail stores, information systems, overseas facilities development and general improvements.

         The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Chase Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing, including the effect of such circumstances on the Company's compliance with the obligations under the Chase Facility. In addition, the ongoing promotional environment of department stores continues to impact the industry. If the current trend persists, the Company's financial results could be negatively impacted.

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

         We caution you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although we believe that the assumptions and expectations reflected in the forward-looking statements contained in this report are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include but are not limited to, the following cautionary statements ("Cautionary Statements"):

o        general economic conditions;
o the ability of the Company to adapt to changing consumer preferences and tastes;
o        the Company's limited operating history;
o        potential fluctuations in the Company's operating costs and results;
o        potential exchange rate fluctuations;
o        the Company's concentration of revenues;
o        the Company's dependence on a limited number of suppliers;
o the Company's dependence on its financing arrangement under the Chase Facility and its ability to achieve ongoing amended covenant requirements in future periods; and
o the ability of the Company to successfully integrate the Trademark Purchase, the FSA Acquisition and any future acquisitions into the Company's existing businesses.

     All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Company was held on June 21, 2000 for the purpose of: (1) electing seven directors; and (2) ratifying the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending December 30, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitations in opposition.

        First, the following directors were elected by the following vote:

                                                     Votes
                                                     -----

                                            For                   Withheld
                                            ---                   --------

        Arthur S. Levine                 5,498,216                  1,249
        H. Sean Mathis                   5,498,216                  1,249
        Salvatore M. Salibello           5,498,216                  1,249
        Lester E. Schreiber              5,498,216                  1,249
        Denis J. Taura                   5,498,216                  1,249
        Olivier Trouveroy                5,498,216                  1,249
        Martin Bloom                     5,498,216                  1,249

         Second, the proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending December 30, 2000 was approved by the following vote: (a) 5,498,457 votes were cast "for" the matter; (b) 765 votes were cast "against" the matter; and
(c) 243 votes "abstained" from voting on the matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Amendment Agreement No. 2 to the Amended and Restated Credit Agreement, dated June 29, 2000

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KASPER A.S.L., LTD.
                                      (Registrant)
Dated:   August 8, 2000

                                       /s/ Arthur S. Levine
                                       --------------------
                                       Arthur S. Levine
                                       Chairman and Chief Executive Officer




                                       /s/ Mary Ann Domuracki
                                       ----------------------
                                       Mary Ann Domuracki
                                       Executive Vice President -
                                       Finance and Administration

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

10.1 Amendment Agreement No. 2 to the Amended and Restated Credit Agreement, dated June 29, 2000

27       EDGAR Data Schedule