Form 10-Q
period 2000-09-30
KASPER A S L LTD
filed 2000-11-16
CIK 1037067

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                              ----------------------   ------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 10, 2000 was 6,800,000.



55745.0005

                      KASPER A.S.L., LTD. AND SUBSIDIARIES


                                      INDEX

                                                                                                                           Page No.
                                                                                                                           --------
PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at September 30, 2000 and January 1, 2000 . . . . . . . . . . . . .3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                               September 30, 2000 and Thirteen weeks ended October 2, 1999 . . . . . . . . . . . . . . . . . .4

                     Condensed Consolidated Statements of Operations for the Thirty-nine weeks ended
                               September 30, 2000 and Thirty-nine weeks ended October 2, 1999 . . . . . . . . . . . . . . . . 5

                     Condensed Consolidated Statements of Cash Flows for the Thirty-nine weeks ended
                               September 30, 2000 and Thirty-nine weeks ended October 2, 1999 . . . . . . . . . . . . . . . . 6

                     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . .10


PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21


ITEM 1.  FINANCIAL STATEMENTS

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                -----------------------------------------
                                    ASSETS                                      SEPTEMBER 30, 2000       JANUARY 1, 2000
                                                                                ----------------------------------------
                                                                                   (Unaudited)
Current Assets:
      Cash and cash equivalents..............................................              $ 1,268               $ 5,086
      Accounts receivable, net...............................................               69,018                26,207
      Inventories............................................................              111,669                95,068
      Prepaid expenses and other current assets..............................                5,108                 3,207
      Income taxes receivable................................................                  412                 2,668
      Deferred taxes.........................................................                5,077                 5,077
                                                                                -------------------      ----------------
      Total Current Assets...................................................              192,552               137,313
                                                                                -------------------      ----------------
Property, Plant and Equipment, at cost less accumulated
      depreciation and amortization of $12,040 and $9,004,
      respectively...........................................................               21,624                19,803
Reorganization value in excess of identifiable assets, net of
      accumulated amortization of $10,862 and $8,418, respectively...........               54,319                56,763
Trademarks, net of accumulated amortization of $7,115 and $4,668,
      respectively...........................................................              107,247               109,565
Other Assets, at cost less accumulated amortization of $1,687 and $717,
      respectively...........................................................                5,531                 6,321
                                                                                -------------------      ----------------
      Total Assets...........................................................             $381,273              $329,765
                                                                                ===================      ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable.......................................................              $30,553               $28,753
      Accrued expenses and other current liabilities.........................               10,603                 8,219
      Interest payable.......................................................                7,733                 4,032
      Deferred income........................................................                  586                 1,000
      Taxes payable..........................................................                1,046                   594
      Reclassified Long-Term Debt............................................              110,000                    --
      Bank Revolver..........................................................              106,508                    --
                                                                                -------------------      ----------------
      Total Current Liabilities..............................................              267,029                42,598
Long-Term Liabilities:
      Deferred taxes.........................................................                3,064                 3,064
      Deferred income........................................................                   --                 1,000
      Long-Term Debt.........................................................                   --               110,000
      Bank Revolver..........................................................                   --                53,444
      Minority interest......................................................                  730                   519
                                                                                -------------------      ----------------
      Total Liabilities......................................................              270,823               210,625
Commitments and Contingencies
Shareholders' Equity:
Common Stock, $0.01 par value; 20,000,000 shares
      authorized; 6,800,000 shares issued and outstanding....................                   68                    68
Preferred Stock, $0.01 par value; 1,000,000 shares
      authorized; none issued and outstanding................................                   --                    --
Capital in excess of par value...............................................              119,932               119,932
Accumulated Deficit..........................................................              (8,967)                 (632)
Cumulative Other Comprehensive Income (Loss).................................                (583)                 (228)
                                                                                -------------------      ----------------
Total Shareholders' Equity...................................................              110,450               119,140
                                                                                -------------------      ----------------
Total Liabilities and Shareholders' Equity...................................             $381,273              $329,765
                                                                                ===================      ================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    THIRTEEN WEEKS             THIRTEEN WEEKS
                                                                        ENDED                      ENDED
                                                                     SEPTEMBER 30,               OCTOBER 2,
                                                                         2000                       1999
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net Sales..............................................                       $122,905                    $87,959
Royalty Income.........................................                          3,631                      2,919
Cost of Sales..........................................                         90,788                     60,569
                                                                 ----------------------     ----------------------
Gross Profit...........................................                         35,748                     30,309
Operating Expenses:
Selling, general and administrative expenses...........                         28,489                     19,578
Depreciation and Amortization..........................                          2,783                      2,615
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         31,272                     22,193
                                                                 ----------------------     ----------------------
Operating income.......................................                          4,476                      8,116
Interest and Financing Costs...........................                          6,862                      6,235
                                                                 ----------------------     ----------------------
(Loss) income before income taxes......................                        (2,386)                      1,881
Income Taxes...........................................                          2,948                        790
                                                                 ----------------------     ----------------------
Net (Loss) Income......................................                      $ (5,334)                     $1,091
                                                                 ======================     ======================
Basic (loss) earnings per common share.................                        $ (.78)                      $ .16
                                                                 ======================     ======================
Diluted (loss) earnings per common share...............                        $ (.78)                      $ .16
                                                                 ======================     ======================
Weighted average number of shares used in computing Basic
    earnings per common share..........................                      6,800,000                  6,800,000
Weighted average number of shares used in computing Diluted
    earnings per common share..........................                      6,800,000                  6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  THIRTY-NINE WEEKS          THIRTY-NINE WEEKS
                                                                         ENDED                      ENDED
                                                                     SEPTEMBER 30,               OCTOBER 2,
                                                                         2000                       1999
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net Sales..............................................                       $307,390                   $242,008
Royalty Income.........................................                         10,469                      3,394
Cost of Sales..........................................                        220,004                    166,228
                                                                 ----------------------     ----------------------
Gross Profit...........................................                         97,855                     79,174
Operating Expenses:
Selling, general and administrative expenses...........                         78,597                     52,786
Depreciation and Amortization..........................                          8,219                      6,641
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         86,816                     59,427
                                                                 ----------------------     ----------------------
Operating income.......................................                         11,039                     19,747
Interest and Financing Costs...........................                         18,596                     14,885
                                                                 ----------------------     ----------------------
(Loss) income before income taxes......................                        (7,557)                      4,862
Income Taxes...........................................                            778                      2,046
                                                                 ----------------------     ----------------------
Net (Loss) income......................................                       $(8,335)                     $2,816
                                                                 ======================     ======================
Basic (loss) earnings per common share.................                        $(1.23)                       $.41
                                                                 ======================     ======================
Diluted (loss) earnings per common share...............                        $(1.23)                       $.41
                                                                 ======================     ======================
Weighted average number of shares used in computing Basic
    earnings per common share..........................                      6,800,000                  6,800,000
Weighted average number of shares used in computing Diluted
    earnings per common share..........................                      6,800,000                  6,800,000



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    THIRTY-NINE WEEKS         THIRTY-NINE WEEKS
                                                                                          ENDED                     ENDED
                                                                                  ----------------------    ----------------------
                                                                                     SEPTEMBER 30, 2000          OCTOBER 2, 1999
                                                                                  ----------------------    ----------------------
                                                                                       (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income............................................................                 $ (8,335)                    $2,816
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization.............................................                     6,453                     4,653
   Write-off of unamortized financing fees...................................                        --                       740
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                     2,444                     2,444
   Income applicable to minority interest....................................                       211                       131
(Increase) decrease in:
   Accounts receivable, net..................................................                  (42,811)                  (27,689)
   Inventories...............................................................                  (16,601)                    22,295
   Prepaid expenses and other current assets.................................                   (1,901)                     (607)
   Income taxes receivable...................................................                     2,256                        --
   Other assets..............................................................                     (309)                   (4,564)
Increase (decrease) in:
   Accounts payable, accrued expenses and other current liabilities..........                     4,184                     6,976
   Interest payable..........................................................                     3,701                   (3,522)
   Deferred income...........................................................                   (1,414)                        --
   Taxes payable.............................................................                       452                     1,239
   Other liabilities.........................................................                        --                       250
                                                                                  ----------------------    ----------------------
Total adjustments............................................................                  (43,335)                     2,346
                                                                                  ----------------------    ----------------------
Net cash (used in) provided by operating activities..........................                  (51,670)                     5,162
                                                                                  ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net.................................................                   (4,857)                   (1,882)
   Trademark Purchase .......................................................                        --                  (63,233)
                                                                                  ----------------------    ----------------------
Net cash used in investing activities........................................                   (4,857)                  (65,115)
                                                                                  ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Revolver.............................................................                    53,064                    61,589
                                                                                  ----------------------    ----------------------
Net cash provided by financing activities....................................                    53,064                    61,589

Effect of exchange rate changes on cash and cash equivalents.................                     (355)                      (86)
                                                                                  ----------------------    ----------------------
Net (decrease) increase in cash and cash equivalents.........................                   (3,818)                     1,550

Cash and cash equivalents, at beginning of period............................                     5,086                     2,437
                                                                                  ----------------------    ----------------------
Cash and cash equivalents, at end of period..................................                    $1,268                    $3,987
                                                                                  ======================    ======================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

           The Condensed Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted from this report, as is permitted by such rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated/Combined Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended January 1, 2000.

           In the opinion of management, the accompanying interim Condensed Consolidated Financial Statements contain all material adjustments necessary to present fairly the Condensed Consolidated financial condition, results of operations, and changes in financial position of Kasper and its subsidiaries for the interim periods presented.

NOTE 2.  INVENTORIES

           Inventories are valued at lower of cost or (first-in, first-out, "FIFO") market.

           Inventories consist of the following:

                                        SEPTEMBER 30,            JANUARY 1,
                                           2000                     2000
                                           ----                     ----
                                                   (in thousands)

   Raw materials                         $ 44,936                 $ 45,849
   Finished goods                          66,733                   49,219
                                        ---------                 --------
              Total inventories         $ 111,669                 $ 95,068
                                        =========                 ========

NOTE 3.   INCOME (LOSS) PER SHARE

           The computation of income (loss) per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 4.   DEBT

           At September 30, 2000, there were direct borrowings of $106,508,000 outstanding under the Credit Facility led by The Chase Manhattan Bank (the "Facility") and approximately $23,963,000 outstanding in letters of credit under the Facility. The Company had approximately $14,590,000 available for future borrowings as of September 30, 2000.

           On September 29, 2000, the Company announced that it would not make its semi-annual interest payment of approximately $7.2 million to holders of its 13% Senior Notes (the "Senior Notes"). Accordingly, the Company is currently in default under the terms of the Senior Notes. In addition, the Company is not in compliance with certain financial covenants and ratios under the Facility. The Company is currently engaged in discussions with an ad hoc committee of its noteholders to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. The Company is also negotiating with its lenders under the Facility to waive defaults and amend certain covenants. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes and on the terms for waivers and amendments of the Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

           The Company has been advised by its independent public accountants that should the situation described above remain unresolved at year-end, the auditors' report on those financial statements will be modified for that contingency.

           As a result of the defaults under the Senior Notes and the Facility, the indebtedness under the Senior Notes and the Facility have been reclassified on the Company's balance sheet as short-term obligations.

NOTE 5.  SEGMENT INFORMATION

      The Company's primary segment is the design, distribution and wholesale sale of women's career suits, sportswear and dresses principally to major department stores and specialty shops. In addition, the Company operates 65 Kasper retail outlet stores and 29 Anne Klein retail outlet stores throughout the United States as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, Management includes the operations of Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

      The Company measures segment profit as earnings before interest, taxes, depreciation and amortization ("EBITDA"). All intercompany revenues and expenses are eliminated in computing net sales and EBITDA. Information on segments and a reconciliation to the consolidated financial statements is as follows:

                                  THIRTEEN WEEKS ENDED                                    THIRTEEN WEEKS ENDED
                                   SEPTEMBER 30, 2000                                        OCTOBER 2, 1999
                  ----------------------------------------------------   ----------------------------------------------------------
                     WHOLESALE      RETAIL       LICENSING    TOTAL         WHOLESALE      RETAIL       LICENSING        TOTAL
                  -------------- ------------  ------------ ----------   -------------- ------------- -------------- --------------
Revenues               $103,588      $19,317        $3,631   $126,536         $75,338       $12,621         $2,919       $ 90,878
EBITDA                    3,807          337         3,115      7,259           7,073           901          2,757         10,731
Depreciation and
 amortization                                                   2,783                                                       2,615
                                                            ----------                                               --------------
Operating income                                               $4,476                                                     $ 8,116


                                THIRTY-NINE WEEKS ENDED                                  THIRTY-NINE WEEKS ENDED
                                   SEPTEMBER 30, 2000                                        OCTOBER 2, 1999
                  ----------------------------------------------------   ----------------------------------------------------------
                     WHOLESALE      RETAIL       LICENSING    TOTAL         WHOLESALE      RETAIL       LICENSING        TOTAL
                  -------------- ------------  ------------ ----------   -------------- ------------- -------------- --------------

Revenues               $253,918      $53,472       $10,469   $317,859        $205,598       $36,410         $3,394       $245,402
EBITDA                    9,650          480         9,128     19,258          20,462         2,694          3,232         26,388
Depreciation and
 amortization                                                   8,219                                                       6,641
                                                          ------------                                              --------------
Operating income                                              $11,039                                                     $19,747


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

OVERVIEW

           On July 9, 1999, the Company completed the purchase of the Anne Klein trademarks including ANNE KLEIN, ANNE KLEIN II (also referred to herein as ANNE KLEIN2), and A LINE ANNE KLEIN (the "Trademark Purchase"). The aggregate purchase price for these assets was $67,900,000. During the period, the Company has incurred product development costs relating to the ANNE KLEIN Suits and ANNE KLEIN2 sportswear lines, which commenced deliveries in July 2000. Accordingly, the results of operations for the thirty-nine weeks ended September 30, 2000 ("YTD 2000") reflect nine months of product development costs associated with these lines, with the benefit of corresponding sales for only three months. In addition, the financial results for the thirty-nine weeks ended October 2, 1999 ("YTD 1999"), include expenses relating to the development of the ANNE KLEIN bridge line, without any corresponding revenues, as the line began shipping in the fourth quarter of 1999.

         Concurrent with the Trademark Purchase, the Company entered into an Amended and Restated Credit Facility led by The Chase Manhattan Bank ("Chase") in order to fund the Company's working capital requirements and to finance the Trademark Purchase (the "Chase Facility"). The Chase Facility provides the Company with a revolving credit line of up to $160 million. The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment (four and one half years).

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

           On September 29, 2000, the Company announced that it would not make its semi-annual interest payment of approximately $7.2 million to holders of its 13% Senior Notes (the "Senior Notes"). Accordingly, the Company is currently in default under the terms of the Senior Notes. In addition, the Company is not in compliance with certain financial covenants and ratios under the Chase Facility. The Company is currently engaged in discussions with an ad hoc committee of its noteholders (the "Ad Hoc Committee") to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. The Company is also negotiating with its lenders under the Chase Facility to waive defaults and amend certain covenants. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes and on the terms for waivers and amendments of the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

RESULTS OF OPERATIONS

                            REVENUES BY SEGMENT
                        (000'S EXCEPT PERCENTAGES)

                                       THIRD QUARTER                                             YEAR-TO-DATE
                   ------------------------------------------------------   -------------------------------------------------------
                                      %                           %                             %                           %
                       2000       OF TOTAL          1999       OF TOTAL          2000       OF TOTAL         1999       OF TOTAL
                   --------------              ---------------              ---------------              --------------
Wholesale               $103,588       81.9%          $75,338      82.9%          $253,919       79.9%        $205,598       83.8%
Retail                    19,317       15.3%           12,621      13.9%            53,472       16.8%          36,410       14.8%
                   --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Net Sales                122,905       97.2%           87,959      96.8%           307,391       96.7%         242,008       98.6%
Licensing                  3,631        2.8%            2,919       3.2%            10,469        3.3%           3,394        1.4%
                   --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Total Revenue           $126,536      100.0%          $90,878     100.0%          $317,860      100.0%        $245,402      100.0%


                                EBITDA BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)

                                    THIRD QUARTER                                              YEAR-TO-DATE
                      -------------------------------------------              -------------------------------------------
                          2000                         1999                         2000                        1999
                      --------------              ---------------              ---------------              --------------
Wholesale                    $3,807                       $7,073                       $9,650                     $20,462
Retail                          337                          901                          480                       2,694
Licensing                     3,115                        2,757                        9,128                       3,232
                      --------------              ---------------              ---------------              --------------
Total                        $7,259                      $10,731                      $19,258                     $26,388


THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 2, 1999

           TOTAL REVENUE

           Net Sales for the thirteen weeks ended September 30, 2000 (the "third quarter 2000") were $122.9 million as compared to $88.0 million for the thirteen weeks ended October 2, 1999 (the "third quarter 1999"). Wholesale sales grew $28.3 million over the prior year. The new Anne Klein lines contributed $31.8 million of increased sales. The offsetting decrease is a result of lower Kasper sales as a result of markdowns and allowances given, due to the highly promotional level of activity experienced in department stores during the spring selling season.

           Retail sales increased to $19.3 million in the third quarter 2000 from $12.6 million in the third quarter 1999, an increase of $6.7 million due to the net addition of 7 Kasper retail outlet stores over the last 12 months, along with 29 newly acquired Anne Klein retail outlet stores. The 65 Kasper retail outlet stores accounted for $2.2 million of the increase, while the new Anne Klein retail stores contributed $4.5 million in sales. Comparable Kasper store sales were $13.4 million in the third quarter 2000 compared to $12.5 million during the third quarter 1999, an increase of approximately 7.0%.

           Royalty income increased to $3.6 million in the third quarter 2000 from $2.9 million in the third quarter 1999.

           GROSS PROFIT

           Gross Profit as a percentage of total revenue decreased to 28.3% for the third quarter 2000, compared to 33.4% for the third quarter 1999. Wholesale gross profit as a percentage of sales decreased to 23.8% in the third quarter 2000 from 29.6% in the third quarter 1999 in part as a result of ongoing promotional activity in department stores resulting in higher markdowns and allowances given for the spring product line, and due to off-price Anne Klein sales.

           Retail gross profit as a percentage of sales decreased to 38.7% in the third quarter 2000 from 40.1% in the third quarter 1999 due to markdowns given at the Anne Klein outlet stores in an effort to clean-out older merchandise and strategically position the stores for current product. Margins at the Kasper outlet stores were up slightly from the prior year third quarter.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased to $28.5 million in the third quarter 2000 as compared to $19.6 million in the third quarter 1999, an increase of $8.9 million. Approximately $5.3 million of this increase can be attributed to Anne Klein wholesale operations. Included in Anne Klein wholesale expenses for the third quarter 2000 are costs relating to Anne Klein suits and Anne Klein2 sportswear lines, which were not incurred during the third quarter 1999. Kasper wholesale operation expenses increased approximately $500,000 from the third quarter 1999. Administrative expenses increased approximately $1.2 million as a result of the increased payroll costs of approximately $250,000, the reversal of bonus accruals during the third quarter of 1999 of approximately $550,000, consulting fees relating to systems project of $150,000 and other increases totaling $250,000. Production expenses increased by approximately $300,000, primarily as a result of overtime costs. Reducing selling, general and administrative expenses is approximately $1.0 million of other income, which represents the reversal of an excess accrual during the third quarter 2000 relating to the Company's reorganization. (Refer to the Company's Annual Report on Form 10-K for further discussion of the reorganization). Retail store expansion, including the net addition of 7 Kasper retail outlet stores and the 29 Anne Klein retail outlet stores, accounted for $2.7 million in increased selling, administrative and occupancy costs. Licensing division operations accounted for approximately $400,000 in additional general and administrative expenses during the third quarter 2000.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

           Earnings before Interest, Taxes, Depreciation and Amortization, ("EBITDA") decreased to $7.3 million in the third quarter 2000 from $10.7 million in the third quarter 1999. Wholesale EBITDA decreased $3.3 million over the third quarter 1999 primarily as a result of the overall expenses contributed by the new Anne Klein division as discussed above. Retail experienced a decrease in EBITDA reflecting the impact of the FSA Acquisition. Licensing contributed an additional $350,000 in EBITDA over the third quarter 1999.

           AMORTIZATION OF REORGANIZATION ASSET

           As a result of the reorganization of Leslie Fay, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the third quarter 2000 and 1999 totaling approximately $825,000 in each quarter.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization totaled $2.0 million in the third quarter 2000 and $1.8 million in the third quarter 1999, and consist of the amortization charges associated with the trademarks, as well as fixed asset depreciation. The Company incurred $475,000 in trademark amortization in both the third quarter 2000 and 1999. The trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures, along with approximately $60,000 of goodwill amortization as a result of the FSA Acquisition.

           INTEREST AND FINANCING COSTS

           Interest and financing costs increased to $6.8 million in the third quarter 2000 from $6.2 million in the third quarter 1999. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the financing agreement and the amortization of the associated bank fees. Beginning January 1, 2000, interest on the Senior Notes increased to 13.00% per annum from 12.75%. Interest is payable semi-annually on March 31 and September 30. Interest relating to the Senior Notes for the third quarter 2000 totaled $3.6 million and $3.5 million for the third quarter 1999. As previously discussed, the Company did not make its semi-annual interest payment due September 30, 2000. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $115,000 in both the third quarter 2000 and the third quarter 1999.

           Interest under the Chase Facility totaled approximately $2.7 million in the third quarter 2000, compared to $1.5 million during the third quarter 1999 due primarily to the increased borrowings needed to finance the Trademark Purchase.

           The associated bank fees are being amortized over the remaining life of the Chase Facility, four and one-half years beginning July 9, 1999 and resulted in approximately $150,000 of amortization charges in both the third quarter 2000 and the third quarter 1999. During the third quarter of 1999, the Company wrote off approximately $750,000 in unamortized bank fees relating to the old bank facility.

           INCOME TAXES

           Provision for income taxes was $2.9 million for the third quarter 2000 compared to $800,000 for the third quarter 2000. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999

           TOTAL REVENUE

           Net Sales for YTD 2000 were $307.4 million as compared to $242.0 million for YTD 1999. Wholesale sales increased primarily as a result of the sales contributed by the Anne Klein Bridge and Sportswear lines. Exclusive of the Anne Klein apparel lines, wholesale sales decreased $5.4 million over YTD 1999. Due to the highly promotional level of activity experienced in department stores during the spring selling season, additional markdowns and allowances were given, contributing to the decrease in wholesale sales.

           Retail sales increased to $53.5 million for YTD 2000 from $36.4 million for the YTD 1999, an increase of approximately 47.0% due to the net addition of 7 Kasper retail outlet stores over the last 12 months, along with the Anne Klein retail outlet stores acquired in November 1999. The 65 Kasper retail outlet stores accounted for $5.1 million of the increase, while the 29 new Anne Klein retail stores contributed $12.0 million in sales. Comparable Kasper store sales were $35.9 million for YTD 2000 compared to $34.5 million for YTD 1999, an increase of approximately 3.9%.

           Royalty income increased to $10.5 million for YTD 2000 from $3.4 million for YTD 1999 primarily as a result of the Trademark Purchase completed on July 9, 1999.

           GROSS PROFIT

           Gross Profit as a percentage of total revenue decreased to 30.8% for YTD 2000, compared to 32.3% for YTD 1999. Wholesale gross profit as a percentage of sales decreased to 26.3% in YTD 2000 from 29.7% for YTD 1999 in part as a result of ongoing promotional activity in selected seasonal merchandise offerings resulting in higher spring product line markdowns and allowances, and due to off-price Anne Klein sales.

           Retail gross profit as a percentage of sales decreased to 38.5% in YTD 2000 from 40.7% for YTD 1999 due to markdowns given at the Anne Klein retail outlet stores in an effort to clean-out older merchandise and strategically position the stores for current product. Margins at the Kasper outlet stores grew 80 basis points as a result of a broader range of product offerings with a higher initial markup.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased to $78.6 million in YTD 2000 as compared to $52.8 million in the YTD 1999, an increase of $25.8 million. Approximately $17.2 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in the third quarter 1999. Included in Anne Klein wholesale expenses for YTD 2000 are costs relating to product development of the Anne Klein suits and Anne Klein2 sportswear lines, which began deliveries in the third quarter 2000. There were no such expenses in 1999. In addition, YTD 2000 expenses include a full nine months of expenses relating to the Anne Klein Bridge line, as compared to only three months of expenses in YTD 1999. Overall, Kasper wholesale expenses were comparable to YTD 1999. Increases in production and occupancy were offset by a decrease in advertising. Administrative expenses increased as a result of the reversal of bonus accruals in the third quarter 1999. This increase was offset by the reversal of an excess accrual during the third quarter 2000 relating to the Company's reorganization. Retail store expansion, including the net addition of 7 Kasper retail outlet stores and the 29 Anne Klein retail outlet stores, accounted for $7.4 million in increased selling, administrative and occupancy costs. Licensing division operations accounted for an increase of approximately $1.2 million in administrative expenses during YTD 2000, as YTD 2000 includes nine months of expenses compared to only three months in YTD 1999.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

           EBITDA decreased to $19.3 million for YTD 2000 from $26.4 million in YTD 1999. Wholesale EBITDA decreased $10.8 million over YTD 1999 primarily as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales. Retail experienced a decrease in EBITDA of $2.2 million reflecting the impact of the FSA Acquisition. Licensing contributed an additional $5.9 million in EBITDA over YTD 1999 as a result of the Trademark Purchase.

           AMORTIZATION OF REORGANIZATION ASSET

           As a result of the Reorganization, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both YTD 2000 and YTD 1999 totaling approximately $2.5 million in each period.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization increased to approximately $5.7 million during YTD 2000 from approximately $4.1 million in YTD 1999 and consist of the amortization charges associated with the trademarks, as well as fixed asset depreciation. As a result of the Trademark Purchase, the Company incurred an additional $950,000 in trademark amortization over YTD 1999. The trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures including those acquired through the FSA Acquisition, along with approximately $180,000 of goodwill amortization as a result of the FSA Acquisition.

           INTEREST AND FINANCING COSTS

           Interest and financing costs increased to $18.6 million for YTD 2000 from $14.9 million for YTD 1999, an increase of approximately $3.7 million. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the Chase Facility and the amortization of the associated bank fees. Beginning January 1, 2000, interest on the Senior Notes increased to 13.00% per annum from 12.75%. Interest is payable semi-annually on March 31 and September
30. Interest relating to the Senior Notes for YTD 2000 totaled $10.7 million and $10.5 million for YTD 1999. As previously discussed, the Company did not make its semi-annual interest payment due September 30, 2000. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $345,000 for YTD 2000 versus $115,000 for YTD 1999.

           Interest under the Chase Facility totaled approximately $6.3 million for YTD 2000, an increase of $4.1 million over YTD 1999 due primarily to the increased borrowings needed to finance the Trademark Purchase.

           The associated bank fees are being amortized over the remaining life of the Chase Facility, four and one-half years beginning July 9, 1999 and resulted in approximately $500,000 of amortization charges for YTD 2000 and approximately $530,000 for YTD 1999. In addition, during YTD 1999, the Company wrote off approximately $750,000 in unamortized bank fees relating to the old bank facility.

           INCOME TAXES

           Provision for income taxes was $780,000 for YTD 2000 compared to $2.0 million for YTD 1999. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's main sources of liquidity have been cash flows from operations and credit facilities. The Company's capital requirements primarily result from working capital needs, expansion of retail operations and renovation of department store boutiques and other corporate activities.

           Net cash used in operating activities was $51.7 million during YTD 2000 as compared to cash provided by operations of $5.2 million for YTD 1999, primarily as a result of increases in piece goods and finished good inventory levels with the addition of the new Anne Klein lines and the leaner inventory levels at the beginning of the year compared to the beginning of 1999. Increases in accounts receivable and payables are the result of increases in sales and transactions from the Anne Klein wholesale and licensing divisions. These increases along with the decrease in net income were partially offset by an increase in interest payable as a result of the non-payment of Senior Notes interest, and the non-recurrence of certain transactions from YTD 1999 associated with the Trademark Purchase. The decrease in cash used in investing activities is the result of the Trademark Purchase in YTD 1999, offset by higher capital expenditures relating to the warehouse expansion for the increased space needed for the Anne Klein product lines and for Anne Klein showroom improvements. The increase in cash flows from financing activities is the direct result of the increased financing needed to fund the development of the Anne Klein brands and the rollout of the Anne Klein lines as a result of the Trademark Purchase.

         In July 1999, the Chase Facility was established in order to fund the Company's working capital requirements and to finance the Trademark Purchase. The Chase Facility is secured by substantially all of the Company's assets, and provides the Company with a revolving credit line of up to $160 million, and provides for the maintenance of certain financial ratios and covenants, sets limits on the amount of capital expenditures and dividends to shareholders and expires on December 31, 2003. The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the Chase Facility at the time of the amendment (four and one half years). In addition, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the Original Facility.

         The Chase Facility was amended on December 22, 1999 and June 29, 2000 to modify certain conditions, financial ratios and covenants. The Chase Facility provides that the interest rate on all outstanding borrowings under the Chase Facility would fluctuate based on the Company's operating performance. Accordingly, as of the third quarter 2000, the interest rate increased by 25 basis points. As of September 30, 2000, there were direct borrowings of $106.5 million outstanding, $24.0 million in letters of credit outstanding and $14.6 million available for future borrowings.

           Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes originally bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September 30. Interest relating the Senior Notes for the YTD 2000 totaled $10.7 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

           On June 16, 1999, a majority of the aggregate principal amount of its Senior Notes as of May 21, 1999, consented to certain amendments to the Indenture and had executed the Second Supplemental Indenture. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999, as a result of the closing of the Chase Facility, the Second Supplemental Indenture became effective. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million (the "Consent Fee"). The Consent Fee is being amortized over the remaining life of the Senior Notes and is included in interest and financing costs.

           On September 29, 2000, the Company announced that it would not make its semi-annual interest payment of approximately $7.2 million to holders of the Senior Notes. Accordingly, the Company is currently in default under the terms of the Senior Notes. In addition, the Company is not in compliance with certain financial covenants and ratios under the Chase Facility. The Company is currently engaged in discussions with the Ad Hoc Committee to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. The Company is also negotiating with its lenders under the Chase Facility to waive defaults and amend certain covenants. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes and on the terms for waivers and amendments of the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

           The Company has been advised by its independent public accountants that should the situation described above remain unresolved at year-end, the auditors' report on those financial statements will be modified for that contingency.

           On October 4, 1999, the Company entered into a factoring agreement with the CIT Group/Commercial Services, Inc. ("CIT"). Under such agreement CIT purchases the receivables from the Company and remits the funds to the Company when collected. Any amounts unpaid after 120 days are guaranteed to be paid to the Company by CIT. The agreement has no expiry date but may be terminated upon 60 days written notice by either party. For its services CIT charges the Company $75,000 per month. If during a twelve-month period the number of invoices exceeds 425,000, CIT is entitled to an additional fee of $1.75 per additional invoice.

           Capital expenditures were $4.9 million and $1.9 million for YTD 2000 and YTD 1999, respectively. Capital expenditures represent funds spent for warehouse expansion, showroom improvements, new retail stores, information systems, overseas facilities development and general improvements.

           Assuming the Company and its lenders finalize the proposed amendment under the Chase Facility, the Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Chase Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current trend persists, the Company's financial results could continue to be negatively impacted.

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

o the Company's dependence on its financing arrangement under the Chase Facility and its ability to reach agreement on waivers and amendments of the Chase Facility and to achieve ongoing amended covenant requirements in future periods;

o the ability of the Company to successfully integrate the Trademark Purchase, the FSA Acquisition and any future acquisitions into the Company's existing businesses; and

o the ability of the Company to reach agreement with holders of the Senior Notes on the terms of a financial restructuring of such Notes.

      All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.



                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           As described in Part I, Item 2 above under the caption "Liquidity and Capital Resources", the Company is in default under the Senior Notes and the Chase Facility, including as a result of (a) failure to make the interest payment due on September 30, 2000 of approximately $7.2 million, (b) failure to deliver timely financial statements to the lenders, (c) failure to maintain minimum levels of net worth, and (d) failure to meet the quarterly interest coverage ratio covenant. As of October 28, 2000, the Company had $93.0 million in direct borrowings and $23.5 million in letters of credit outstanding under the Chase Facility. The lenders under the Chase Facility continue, in their discretion, to allow the Company to borrow under the Chase Facility to the extent of the borrowing base, but have not waived current defaults or changed the covenants. However, the Company is negotiating with its lenders under the Chase Facility to waive defaults and amend certain covenants. The Company is currently engaged in discussions with the Ad Hoc Committee to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes and on the terms for waivers and amendments of the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

           The Company has been advised by its independent public accountants that should the situation described above remain unresolved at year-end, the auditors' report on those financial statements will be modified for that contingency.

           As a result of the defaults under the Senior Notes and the Chase Facility, the indebtedness under the Senior Notes and the Chase Facility have been reclassified on the Company's balance sheet as short-term obligations.


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


                                     KASPER A.S.L., LTD.
                                     (Registrant)
Dated: November 14, 2000
                                     /s/ Arthur S. Levine
                                     -----------------------------------------
                                     Arthur S. Levine
                                     Chairman and Chief Executive Officer




                                     /s/ Gwen Gepfert
                                     -----------------------------------------
                                     Gwen Gepfert
                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

      27                      EDGAR Data Schedule