Form 10-K
period 2000-12-30
KASPER A S L LTD
filed 2001-03-30
CIK 1037067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                           COMMISSION FILE NO. 0-24179
                       -----------------------------------

                               KASPER A.S.L., LTD.

           DELAWARE                                      22-3497645
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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

                          Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. { }

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes {X} No {_}

     There were 6,800,000 shares of Common Stock outstanding at March 20, 2001. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 20, 2001 was approximately $304,000. Such aggregate market value is computed by reference to the last sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

================================================================================

                Disclosure Regarding Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report, including in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and include, but are not limited to, all discussions of trends affecting Kasper A.S.L., Ltd.'s (the "Company" or "Kasper") financial condition and results of operations and the Company's business and growth strategies as well as statements that contain such forward-looking statements as "believes," "anticipates," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will," and similar terms and phrases, including the negative thereof. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Furthermore, forward-looking statements may be included in our other filings with the Securities and Exchange Commission as well as in press releases or oral statements made by or with the approval of the Company's authorized executive officers.

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

o    the Company's limited operating history as a stand-alone entity;

o    potential fluctuations in the Company's operating costs and results;

o    potential exchange rate fluctuations;

o    the Company's concentration of revenues;

o    the Company's dependence on a limited number of suppliers;

o the Company's dependence on its financing arrangement under the Chase Facility (defined elsewhere herein) and to achieve ongoing amended covenant requirements in future periods;

o the ability of the Company to reach an agreement with holders of the Senior Notes (defined elsewhere herein) on the terms of a financial restructuring of such Senior Notes; and

o the ability of the Company to successfully integrate the Trademark Purchase, the FSA acquisition (both defined elsewhere herein) and any future acquisitions into the Company's existing businesses.

     All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1. BUSINESS

General

     Kasper, a Delaware corporation incorporated in 1997, is one of the leading women's branded apparel companies in the United States. The Company designs, markets, sources, manufactures and distributes women's career and special occasion suits, sportswear and dresses. The Company's brands include such well-recognized names as Kasper(R), Anne Klein(R), A Line Anne Klein(TM), Anne Klein2(TM), Albert Nipon(R) and Le Suit(R). In addition, the Company has granted licenses for the manufacture and distribution of certain other products under the Anne Klein(R), Anne Klein II(R) and Anne Klein2(TM) (both hereinafter referred to as "Anne Klein2"), A Line Anne Klein(TM), Kasper(R), and Nipon(R) brand names, including, but not limited to, women's watches, jewelry, footwear, coats, eyewear and swimwear and men's apparel. The Company's long-established position as a market leader in women's suits was complemented in 1999 with the purchase of trademarks owned by Anne Klein Company LLC.

     Contributing to the Company's on-going diversification are the Company-owned retail outlet stores, which provide an additional distribution channel for its products. As of December 30, 2000, the Company operated 66 retail outlet stores under the Kasper A.S.L. name and 29 retail outlet stores under the Anne Klein name, which not only sell company produced apparel, but also showcase and sell licensed products. In addition to generating sales, the Company uses its network of retail stores to control, reinforce and capitalize on the image of its brands. The retail stores enable the Company to track more closely sales and other product data, which in turn is used to help the Company's wholesale customers respond more quickly to consumer preferences.

     The Company is currently experiencing liquidity issues, which have resulted in the Company's inability to make interest payments on its Senior Notes and the anticipation that it will be in default under the Chase Facility during fiscal 2001 because of its inability to satisfy certain financial covenants. Although the Company expects to reach agreement with the Senior Noteholders and financial lenders, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern.

Financial Information About Industry Segments

     Kasper's business consists of three integrated operations: wholesale, retail and licensing. During fiscal 2000, approximately 96% of the Company's wholesale net sales were derived from sales within the United States. Financial information with regard to the Company's wholesale, retail and licensing segments, including revenues, earnings before interest, taxes, depreciation and amortization, and segment assets, appears in Note 12 to the Company's consolidated financial statements included elsewhere herein.

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

Suits

     The women's suit market is generally defined as tailored jackets, skirts and pants, sold as a set. The Company's brands encompass a number of segments within the market from its "upper moderate" Kasper ASL brand and its "moderate" Le Suit line, to the "bridge" and "better" categories with its Albert Nipon suit lines. The Company believes it dominates the "moderate" to "upper moderate" suit market for department stores with an estimated 60% share of the United States market. During fiscal 2000, the Company launched its Anne Klein suit line for the Fall 2000 season, which the Company feels, will help it further penetrate the "bridge" category.

     Kasper ASL is the leading brand name in "upper moderate" women's suits, with approximately 70% of the "upper moderate" women's suit market in the United States. Suits marketed under the Kasper ASL brand name represent the core of the Company's business. The Kasper ASL suit brand business seeks to produce a wide variety of high quality, excellent fitting suits at affordable prices, and produces suits in petite, misses and large sizes. These suits are designed to achieve an updated classic look that can be worn from one season to the next without looking dated. In order to maintain a state of newness in its product inventory and on the retail sales floor, the Kasper ASL suit division introduces a new line of suits five times a year. Many of these suits are made of "seasonless" fabrics that can extend the selling and wearing season of the garments. Sales of Kasper ASL, as a percentage of the Company's net domestic wholesale sales for the 2000, 1999 and 1998 fiscal years were approximately 36%, 47% and 48%, respectively.

     The Le Suit line of suits was created as a less expensive alternative to Kasper ASL suits. The Le Suit business uses the best styles designed for Kasper ASL suits from the preceding year, while maintaining the same level of quality, fit and construction as Kasper ASL suits, but with less expensive fabrics. In addition to misses sizes, the Le Suit division also produces suits in petite and large sizes. The Le Suit brand offers an alternative to retailers' private label business. Sales of Le Suit, as a percentage of the Company's net domestic wholesale sales, for the 2000, 1999 and 1998 fiscal years were approximately 16%, 19% and 21%, respectively.

     The Company also manufactures suits under the Albert Nipon label, and also designs and manufactures suits for sale under private labels for various department stores. The Company coordinates with buyers to design and manufacture private label products in specified colors, fabrics and styles. All garments manufactured for private label have the same level of quality and consistent fit as the Company's other products.

Sportswear

     Career sportswear includes groups of skirts, pants, jackets, blouses and sweaters which, while sold as separates, are coordinated as to styles, color palettes and fabrics and are designed to be worn together or as separates. Products offered in this area of the market are suitable for both a working environment and casual wear. The Company offers a collection of career sportswear under the brand name Kasper and Company ASL Sportswear, which is priced between the "moderate" and "better" markets. Beginning with the 1999 Resort season, the Company introduced its Anne Klein and A Line Anne Klein lines, marketed in the "bridge" category of the designer price point. The Company broadened it's presence in the women's sportswear market with the introduction of its Anne Klein2 sportswear line in Fall 2000, which competes in the growing "better" market and further capitalizes on the synergies of Anne Klein and Kasper.

     Anne Klein / A Line Anne Klein

     Anne Klein introduced the world to the straightforward concept of separates dressing: coordinated pieces that mix to create outfits. The Anne Klein sportswear line includes jackets, skirts, blouses, sweaters, dresses and knits. In its "classic chic" design philosophy, Anne Klein dresses a successful and self-assured woman who relies on the brand for clothes and accessories that are modern, elegant and practical. A Line Anne Klein is sportier than the Anne Klein line, offering high quality and appropriate casual dressing. Sales of Anne Klein bridge sportswear lines, which began shipping in November 1999, as a percentage of the Company's net domestic wholesale sales, for fiscal 2000, were approximately 14%.

     Anne Klein2

     Like its flagship brand, Anne Klein2 offers women separates that work together to create a variety of wardrobe options, addressing her lifestyle in a comprehensive way. The clothes are distinctive in combining a level of wearability and appropriateness with an element of novelty that is reflective of the "better" customer within department stores. Sales of Anne Klein2, which began shipping in July 2000, as a percentage of the Company's net domestic wholesale sales, for fiscal 2000, were approximately 8%.

         Kasper and Company ASL Sportswear

     The Kasper and Company ASL sportswear division designs and markets jackets, pants, skirts, knit tops and blouses to be sold as separates. The Company's focus for the line is a "suited separate" concept. The ability to mix sizes and coordinate jackets with skirts or pants under this concept fulfills the consumers desire to have both comfortable and versatile clothing. The Kasper and Company ASL sportswear division uses fabrics of similar quality as those used for the suits, maintaining the consistency of excellent fit and quality tailoring. Sales of Kasper and Company ASL sportswear, as a percentage of the Company's net domestic wholesale sales, for the 2000, 1999 and 1998 fiscal years were approximately 11%, 9% and 8%, respectively.

Dresses

     The Company produces collections of dresses under the Kasper ASL dresses brand name, targeted to sell at "better" prices. The Company's strategy is to leverage its position in the career suit market by designing and marketing dresses suitable for the career woman. The Kasper ASL dress division offers a wide variety of high quality dresses at affordable prices, including career and classic, desk to dinner dresses. Kasper dresses, like Kasper suits, are designed with subtle changes from season to season rather than drastic trends that tend to become outdated quickly.

International Operations

     The Company's wholesale business includes two wholly-owned subsidiaries, Kasper Holdings Inc. and Kasper A.S.L. Europe, Ltd., (collectively referred to as "International"). Kasper Holdings Inc. owns 100% of Kasper Canada ULC, which is a 70% owner of Kasper Partnership G.P., a Canadian Partnership through which the Company conducts sales and distribution activity in Canada. Kasper A.S.L. Europe, Ltd. operates a sales and distribution office in London, England, where it sells the Company's products to retailers and distributors throughout the European continent.

     The Company's wholly-owned subsidiary, Asia Expert Limited, ("AEL"), a Hong Kong corporation, is the owner of Tomwell Ltd., also a Hong Kong corporation. Generally, AEL acts as a buying agent for the Company for which it receives an arms-length commission. AEL also provides a quality control function at the sewing contractors in China, Hong Kong and other parts of the Far East as part of its buying service. Tomwell Ltd. operates the Company's China factory, which began production in May 1998, and also provides beading services for Nipon and Kasper garments. These subsidiaries receive arms-length fees for their services.

Retail

     The Company's retail outlet store program establishes another distribution channel for its products and takes advantage of the current consumer trend towards shopping at "company outlet" stores. At December 30, 2000, the Company operated 66 Kasper ASL retail outlet stores and 29 Anne Klein retail outlet stores, which in total represented approximately 19%, 17% and 15% of total net sales of the Company for the 2000, 1999 and 1998 fiscal years, respectively. These stores, which stock current line merchandise, including styles made exclusively for the stores, are generally located in an outlet center mall where other women's apparel companies have established retail outlet stores. The Anne Klein stores, which were acquired in November 1999, stock both Anne Klein apparel and licensed products. The Company believes the retail outlet stores help develop customer awareness of the Company's brand names while allowing management to control the image and price range of its products. The Company currently has retail locations throughout the United States.

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

     Anne Klein, Anne Klein2 and A Line Anne Klein

     As of December 30, 2000, the Company had 14 domestic and three international licensing agreements under the Company's Anne Klein, Anne Klein II and A Line Anne Klein trademarks and related logos, including the new Anne Klein2 label which was introduced for Fall 2000. Each of the existing licensees represents the pinnacle of its product area. The licenses span a wide range of categories critical to the ongoing strategy of extending product offerings to meet the needs of the customer, including watches, jewelry, footwear, coats, eyewear, swimwear, scarves, sleepwear, socks and hosiery, small leather goods, sewing patterns and umbrellas. The Company has an international master license with a right to sublicense, which includes women's apparel and accessory products in Japan and women's apparel in Korea. Sublicensees for accessory products are granted the exclusive right to use the licensed trademark in connection with the manufacture, promotion and sale of specified categories of articles in Japan.

     Kasper

     As of December 30, 2000, the Company had five licensing arrangements pursuant to which third party licensees produce merchandise under the Company's Kasper trademark in accordance with designs furnished or approved by the Company. Current licenses include women's coats and blouses; men's woven sport shirts, sweaters and casual pants; and handbags, portfolios and wallets.

     Nipon

     As of December 30, 2000, the Company had four licensing arrangements under the Company's Nipon trademark. Current licenses include men's tailored clothing, neckwear, and small leather goods; and ladies' and girls' coats and outerwear.

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

     The Company's design teams travel around the world to select fabrics and colors and stay abreast of the latest trends and innovations. In addition, the Company monitors the sales of its products to determine changes in consumer trends. In-house designers use a computer-aided design ("CAD") system to customize designs. The Company's designers meet regularly with the piece goods and sales departments to review design concepts, fabrics and styles.

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

Manufacturing

     The Company primarily contracts for the cutting and sewing of its garments with over 30 contractors located principally in Taiwan, the Philippines, Hong Kong and China. Purchases of finished goods from the Company's four principal contractors accounted for 43% of the Company's total finished goods purchases in 2000. Apparel sold by the Company is manufactured in accordance with its design, detailed specification and production schedules. In May 1998, the Company began production in its own manufacturing facility in China. Finished goods produced in the Company's China factory accounted for approximately 5% and 4% of total finished goods production during fiscal 2000 and 1999, respectively. The Company schedules work with its contractors so that each factory, or at least one floor of each factory, is dedicated 100% to the Company's products, thereby ensuring quality control and continuous flow of merchandise. The Company believes that outsourcing allows it to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory build-ups and costs of managing a large production work force. The Company's production and sourcing staffs in Hong Kong, Korea, Taiwan and the Philippines oversee all aspects of apparel manufacturing and production, including quality control, as well as researching and developing new sources of supply. Although the Company does not have any long-term agreements with any of its manufacturing contractors, it has had long-term mutually satisfactory relationships with its four principal contractors and has engaged each of them for more than 15 years. The Company allocates product manufacturing among contractors based on the contractors' capabilities, the availability of production capacity and quota, quality, pricing and flexibility in meeting changing production requirements on relatively short notice. The Company seeks to maintain low cost production through high unit volume and captive manufacturing facilities by manufacturing products 52 weeks per year.

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

Quality Control

     The Company's comprehensive quality control program is designed to ensure that purchased piece goods and finished goods meet the Company's exacting standards. The Company monitors the quality of its fabrics and approves "strike-offs" prior to the production of such fabrics. Production samples are submitted to the Company for approval prior to production. The Company maintains a quality control staff who, in addition to the contractors' own quality control staff, inspect prototypes of each garment before production runs are commenced and perform random in-line quality control checks during production and after production before the garments leave each contractor's premises. In addition, inspectors perform quality control at the Company's distribution center in New Jersey, where each style is measured against detailed specifications, and each garment undergoes a thorough inspection and is then steamed or pressed, as necessary. Garments are selected at random from shipments received in the distribution center and sent to New York for inspection and approval by production and sales staff before shipment. The Company believes that its policy of inspection at the offshore contractors' facilities, together with the inspection and refinishing at its distribution center, are essential to maintaining the quality and reputation that its garments enjoy.

     The Company permits garments to be returned for credit by its customers for defective merchandise, incorrect shipments and/or late/early shipments only. Returns of the Company's products for each of the 2000, 1999 and 1998 fiscal years were less than 2.0% of gross sales.

Suppliers

     Generally, the raw materials required for the manufacturing of the Company's products are purchased from the Far East and Europe, directly by the Company. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn. Purchases from the Company's four major suppliers, accounted for approximately 47% of the Company's total purchases of raw materials for fiscal 2000. The Company's transactions with its suppliers are based on written instructions issued by the Company from time to time and, except for these instructions, the Company has no written agreements with its suppliers. However, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition.

Distribution

     The Company operates a 400,000 square foot distribution and refinishing center in Secaucus, New Jersey. To ensure that each of its retail customers receives the merchandise ordered in excellent condition, the majority of apparel produced for the Company is processed through the Company's distribution center before delivery to the retail customer.

Customers

     The Company sells approximately 96% of its products within the United States. The Company distributes its products through approximately 1,400 department stores and specialty retail accounts throughout the United States and Canada representing approximately 2,000 locations. Department stores accounted for approximately 66%, 71% and 74% of the Company's gross sales for the 2000, 1999 and 1998 fiscal years, respectively. In fiscal 2000, Federated Department Stores, Dillard's Department Stores and May Merchandising Co. accounted for approximately 21%, 16% and 15% of gross sales, respectively. Sales to any individual divisional unit of either Federated Department Stores, Dillard's Department Stores or May Merchandising Co. did not exceed 16% of sales. While the Company believes that purchasing decisions are generally made independently by each department store, in some cases the trend may be toward more centralized purchasing decisions. The Company's 10 largest customers accounted for approximately 77% of the Company's total gross sales during fiscal 2000. A decision by one or more of such substantial customers, whether motivated by fashion concerns, financial issues or difficulties, or otherwise, to decrease the amount of merchandise purchased from the Company or to cease carrying the Company's products could have a materially adverse effect on the financial condition and operations of the Company.

Sales

     The Company has a direct sales staff in the United States, which is organized by product and brand. All sales personnel are salaried. With the exception of the Kasper suit division and Anne Klein apparel division, each brand and product segment has a separate division manager responsible for sales and marketing. The President of the Company is the primary manager of the Kasper suit product line, and the President of Anne Klein apparel is in charge of the Anne Klein product lines. The divisional managers report primarily to the President for all matters relating to sales and to the CEO for matters relating to product line development. The Company also uses commissioned agents for various special accounts and in certain territories. In addition, senior management is actively involved in selling to major accounts. The management team has long-standing relationships with the senior management of their retail accounts. Products are marketed to department stores and specialty retailing establishments during the "market weeks," which are generally four to six months in advance of the five corresponding industry selling seasons. The Company also has sales offices in London and Canada.

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

Trademarks

     The Company owns and/or uses a variety of trademarks in connection with its products and businesses, including, Kasper, Kasper ASL, Kasper Woman, Kasper ASL Petite, Kasper and Company, Kasper and Company Petite, Kasper Dress, Kasper Dress Petite, Albert Nipon, Nipon Boutique, Executive Dress by Albert Nipon, Nipon Night, Albert Nipon Suits, Nipon Studio, Anne Klein, the Lion Head Design, Anne Klein2 and Anne Klein II, A Line Anne Klein and the A Anne Klein Logo (collectively, the "Marks"). The Company believes its ability to market its products under the Marks is a substantial factor in the success of the Company's products. The Company has registered or applied for registration for many of its trademarks, including certain of the Marks listed above, for use on apparel and footwear and other products such as accessories, watches and jewelry in the United States and in many foreign territories. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights. The Company believes that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by the Company to establish and protect its trademarks, including the Marks, and other proprietary rights will prevent imitation of its products or infringement of its intellectual property rights by others, or prevent the loss of revenue or other damages caused thereby. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that one or more parties will not assert infringement claims against the Company; the cost of responding to any such assertion could be significant, regardless of whether the assertion is valid.

Imports and Import Restrictions

     The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, South Korea, and Hong Kong. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements, are not currently subject to specified limits. Also of significance to the Company and other domestic textile and apparel companies is the effect of the World Trade Organization ("WTO") established under the Uruguay Round of negotiations to revise the General Agreement on Tariffs and Trade with the responsibility for overseeing international trade in a variety of areas, including manufacturing, intellectual property and services. The WTO will lead to the phase-out of textile and apparel quotas over a period of years. Although the Clinton Administration reached an agreement with China, subject to Congressional approval, to facilitate China's entry into the WTO and grant it so-called "Normal Trade Relations" status resulting in more liberal treatment of imports from China, implementation of this agreement is not likely in 2001.

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

Backlog

     As of March 20, 2001, the Company had unfilled customer orders of approximately $92.2 million, compared to approximately $96.8 million of such orders at March 22, 2000. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

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

Employees

     At December 30, 2000, the Company had approximately 1,600 employees in the United States including 1,100 full-time employees and 500 part-time employees. Approximately 400 of the Company's employees are members of UNITE, the union representing the Needle Trades, Industrial and Textile Employees, which has a three-year labor agreement with the Company expiring on May 31, 2003. The Company considers its relations with its employees to be satisfactory. In addition, the Company employs 5 full-time and 2 part-time employees in the United Kingdom, 24 full time employees in Canada and 1,050 employees in the Far East.

ITEM 2. PROPERTIES

     The Company leases the following properties:

Location                          Square Footage    Lease Expiration     Use
--------                          --------------    ----------------     ------------------------------
Secaucus, New Jersey             400,000            February 2007        Administrative offices, retail
                                                                         outlet, warehouse and
                                                                         distribution center

New York, New York                41,000            August 2008          Kasper executive, sales,
                                                                         production and design offices
                                                                         and showroom

New York, New York                80,000            June 2012            Anne Klein executive, sales,
                                                                         production and design offices
                                                                         and showroom

Kwai Chung, New Territories,      56,000            September 2002       AEL warehouse and offices
Hong Kong

Shenzhen, China                   23,000            February 2005        China Garment Factory

New York, New York                 3,000            February 2002        Albert Nipon showroom


     In addition, as of December 30, 2000, the Company operated 66 Kasper ASL retail outlet stores and 29 Anne Klein retail outlet stores throughout the United States. The majority of all newly entered leases are for a period of five years. The average store size is approximately 2,800 square feet, ranging from a minimum of 1,700 square feet to a maximum of 4,600 square feet.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot at this time be predicted with certainty, the Company does not expect any of the legal proceedings to have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matter was submitted to a vote of the Company's security holders by means of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's $0.01 par value common stock ("Common Stock") was traded on The Nasdaq National Market(R) under the symbol "KASP" from August 8, 1998 until February 13, 2001. On February 13, 2001, the Company announced that it was seeking quotation of its shares of Common Stock on the OTC Bulletin Board in lieu of its Nasdaq listing, due to the fact that it no longer met certain Nasdaq listing requirements. Nasdaq trading was discontinued effective prior to the opening of trading on February 14, 2001. After such date, the Company's Common Stock is traded in the over the counter market and quotations are expected to be available on the OTC Bulletin Board. The Company is unable to predict the effect, if any, of the Nasdaq delisting on the market for and liquidity of its Common Stock, which will depend upon, among other factors, the availability of market makers for the Common Stock.

     The high and low prices for the Company's Common Stock for each quarter indicated are set forth below. The prices reflect the high and low sales price for the Common Stock as reported by the Nasdaq Stock Market's National Market.


                              Period                     High            Low
                              ------                     ----            ---

                    1999    First Quarter           $     5 1/4    $    3 5/8
                            Second Quarter                6 1/8         3 7/8
                            Third Quarter                 6             3 1/2
                            Fourth Quarter                3 5/8         1 5/8


                    2000    First Quarter            $    2 3/4    $       3/16
                            Second Quarter                3 5/16        2  1/8
                            Third Quarter                 2 7/8         1  11/16
                            Fourth Quarter                1 13/16          1/32


     The closing sales price of the Company's Common Stock on March 20, 2001 was $ 3/32 per share, and there were approximately 1,145 holders of record. The Company has not declared or paid any cash dividends on its Common Stock during fiscal years 2000 and 1999, and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company and pay outstanding debt and related interest payments. In addition, certain of the Company's debt instruments and agreements with lending institutions limit the Company's ability to declare any dividends for the duration of such agreements.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report. On June 4, 1997, the Company was separated from The Leslie Fay Companies, Inc. ("Leslie Fay"), in accordance with the Reorganization Plan approved by the U.S. Bankruptcy Court. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay. As a result, the consolidated financial statements for the "Reorganized Company" (period starting June 4,
1997) are not comparable to the combined financial statements of the "Predecessor Company" (period ending June 4, 1997). See Note 3 to Selected Consolidated/Combined Financial Data.

     The selected consolidated financial information for the seven months ended January 3, 1998 and the fiscal years ended January 2, 1999 and January 1, 2000 is derived from the Company's audited Consolidated Financial Statements included elsewhere herein. The selected combined financial information for the year ended December 28, 1996 and for the five months ended June 4, 1997 is derived from the Company's audited Divisional Combined Financial Statements for the fiscal year ended December 28, 1996 and for the five months ended June 4, 1997. Certain amounts in prior fiscal years have been reclassified to conform to the presentation of similar items for the fiscal year ended December 30, 2000.

     The following selected financial information for the year ended December 30, 2000 has been prepared on a going concern basis. The defaults on the Senior Notes and the likelihood of defaults under the Chase Facility during fiscal 2001 raise substantial doubt about the Company's ability to continue as a going concern. The following selected financial information does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. There can be no assurance that the Company will be successful in reaching agreements with a substantial majority of holders of its Senior Notes and with its lenders under the Chase Facility. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern.

                SELECTED CONSOLIDATED/COMBINED FINANCIAL DATA (1)
                      (in thousands, expect per share data)

                                                             Predecessor Company                 Reorganized Company (3)
                                                            ------------------------------------------------------------------------
                                                                             Five      Seven
                                                            Fiscal Year     Months     Months            Fiscal Year Ended (2)
                                                             Ended (2)      Ended      Ended
                                                            ------------------------------------------------------------------------
                                                              Dec. 28,      June 4,    Jan. 3,      Jan. 2,      Jan. 1,    Dec. 30,
                                                                1996         1997       1998         1999         2000        2000
Statement of Operations Data:
                                                            ------------------------------------------------------------------------
Net sales ..............................................     $ 311,550   $ 136,107   $ 175,602   $ 312,089   $ 311,209    $ 400,797

Royalty income .........................................           799         286         609         852       7,033       14,908

Cost of sales ..........................................       238,268     101,479     127,784     219,060     219,520      295,139

Gross profit ...........................................        74,081      34,914      48,427      93,881      98,722      120,566

Selling, general and administrative expenses (1) .......        51,062      23,660      32,411      62,836      76,152      104,961

Amortization of reorganization asset (4) ...............          --          --         1,902       3,258       3,258        3,258

Depreciation and amortization (5) ......................         2,238       1,191       2,365       4,537       6,018        8,087

Restructuring charge (6) ...............................          --          --          --          --          --          2,344

Interest and financing costs ...........................         1,634         667       9,829      17,788      20,494       25,576

Income (loss) before taxes .............................        19,147       9,396       1,920       5,462      (7,200)     (23,660)

Income tax provision (benefit) (7) .....................         7,659       3,758         948       2,292      (2,426)       1,528
                                                             ---------   ---------   ---------   ---------   ---------    ---------
Net income (loss) ......................................     $  11,488   $   5,638   $     972   $   3,170   $  (4,774)   $ (25,188)
                                                             =========   =========   =========   =========   =========    =========

Net income (loss) per share (8) ........................          --          --     $    0.14   $    0.47   $   (0.70)   $   (3.70)

Weighted average number of shares outstanding (8) ......          --          --         6,800       6,800       6,800        6,800
------------------------------------------------------------------------------------------------------------------------------------
Other Financial Data:

Earnings before interest, taxes, depreciation,
amortization and restructuring  ("EBITDAR") ............     $  23,019   $  11,254   $  16,016   $  31,045   $  22,570    $  15,605
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:                                                                            As of:

                                                         ---------------------------------------------------------------------------
                                                          Dec. 28,      June 4,    Jan. 3,      Jan. 2,      Jan. 1,    Dec. 30,
                                                           1996          1997       1998         1999         2000        2000
                                                         ---------------------------------------------------------------------------

Working Capital ........................................  $ 127,900   $ 101,264   $ 100,876   $ 116,011   $  94,715   $ (89,980)(10)

Reorganization value in excess of identifiable assets ..       --          --        63,279      60,021      56,763      53,503

Total Assets ...........................................    172,881     147,050     260,656     269,358     329,765     337,117

Longterm Debt ..........................................       --          --       110,000     117,569     163,444      --(10)

Shareholders' Equity (9) ...............................  $ 157,204   $ 132,363   $ 120,958   $ 124,050   $ 119,140   $  93,601

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

(2) The change in the fiscal year-end from year to year is based on the Company's internal policy to close the fiscal year-end on the Saturday closest to December 31 of each year. As such, data for the fiscal years ended December 28, 1996, January 3, 1998, January 2, 1999, January 1, 2000 and December 30, 2000 include the Company's results of operations for 52, 53, 52, 52 and 52 weeks, respectively.

(3) The Company has accounted for the reorganization using the principles of "fresh start" reporting as required by AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Pursuant to such principles, in general, the Company's assets and liabilities were revalued. Therefore, due to the restructuring and implementation of "fresh start" reporting, the consolidated financial statements for the "Reorganized Company" (period starting June 4, 1997) are not comparable to the combined financial statements of the "Predecessor Company" (period ended June 4, 1997).

(4) For "fresh start" reporting purposes, any portion of the Company's reorganization value not attributable to specific identifiable assets is reported as "reorganization value in excess of identifiable assets." This asset is being amortized on a straight-line basis over a 20-year period beginning June 4, 1997.

(5) Included in Depreciation and Amortization for the seven month period ended January 3, 1998 and the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000 is the amortization of trademarks.

(6)  The  Company  recorded a $2.3  million  restructuring  charge in the fourth quarter of fiscal 2000 for costs incurred in connection with a restructuring. The costs include those related to professional fees, severance and contract termination costs, as well as other expenses associated with the implementation of the Company's restructuring program.

(7) As a division of Leslie Fay, the Company was not subject to Federal, State or Local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the historical financial statements reflects the rate that would have been applicable, had the Company been an independent entity. Provisions for deferred taxes were not reflected on the Company's books but were reflected on the books and records of Leslie Fay. Going forward, the Company has recorded deferred taxes in accordance with the provisions of Statement of Accounting Standards Number 109, Accounting for Income Taxes.

(8)  Due  to  the   implementation  of  the  reorganization  and  "fresh  start"
     accounting principles, share and per share data for the Predecessor Company have been excluded, as they are not comparable.

(9) Pursuant to the Leslie Fay reorganization plan, the Company issued $110.0 million in Senior Notes and 6,800,000 shares of Common Stock of the Company to the former creditors of Leslie Fay. Prior to the reorganization, the Company operated as a division of Leslie Fay. As such, the Shareholders' Equity of the Predecessor Company as reported was the Predecessor Company's divisional equity as of the respective date and therefore is not comparable to the Shareholder's Equity of the Reorganized Company.

(10) As a result of the default on the Senior Notes and the likelihood of defaults on the Chase Facility during fiscal 2001, the $110.0 million Senior Notes and the $70.3 million outstanding under the Chase Facility have been reclassified as short-term liabilities as of December 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth under "Disclosure Regarding Forward Looking Statements."

Overview

     The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 1998, 1999 and 2000 ended on January 2, 1999 ("fiscal 1998"), January 1, 2000 ("fiscal 1999"), and December 30, 2000 ("fiscal 2000"), respectively.

     On July 9, 1999, the Company completed the purchase of the Anne Klein trademarks including Anne Klein, Anne Klein II, and A Line Anne Klein and the Lion Head Design Logo (the "Trademark Purchase"). The aggregate purchase price for these assets was $67,900,000. During fiscal 2000, the Company incurred product development costs relating to the Anne Klein suits and Anne Klein2 sportswear lines, which were delivered to the retail market in July 2000. Accordingly, the results of operations for fiscal 2000 reflect a full year of product development costs associated with these lines, with the benefit of corresponding sales for only six months. In addition, the results of operations for fiscal 1999 reflect the product development costs related to the new Anne Klein bridge line for six months with the benefit of sales for only two months, as the line began shipping in November 1999.

     Concurrent with the Trademark Purchase, the Company entered into an Amended and Restated Credit Facility led by The Chase Manhattan Bank ("Chase") in order to fund the Company's working capital requirements and to finance the Trademark Purchase (the "Chase Facility"). The Chase Facility provides the Company with a revolving credit line of up to $160 million. The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment (four and one-half years). In addition, during fiscal 1999, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the old facility with BankBoston, which is included in interest and financing costs.

     On June 16, 1999, the Company received consents from a majority of the aggregate principal amount of its outstanding $110.0 million Senior Notes due 2004 (the "Senior Notes") as of May 21, 1999, to certain amendments to the Indenture, dated as of June 1, 1997 and effective June 4, 1997 (as amended by the Supplemental Indenture, dated as of June 30, 1997, the "Indenture"), between the Company and IBJ Whitehall Bank & Trust Company, as Trustee, governing the Senior Notes, and had executed a Second Supplemental Indenture (the "Second Supplemental Indenture") with respect thereto. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. The Second Supplemental Indenture, dated as of June 16, 1999, became effective on July 9, 1999, upon the closing of the Chase Facility. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million. In addition, the interest rate on the Senior Notes increased to 13.0%, beginning January 1, 2000.

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

     On September 29, 2000, the Company announced that it would not make its semi-annual interest payment of approximately $7.2 million to the holders of its Senior Notes. Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with an ad hoc committee of its noteholders (the "Ad Hoc Committee") to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. In addition, the Company will not make its March 31, 2001 semi-annual interest payment of approximately $7.2 million to the holders of its Senior Notes.

     On November 13, 2000, the Company entered into an amended credit agreement with the lenders of the Chase Facility, which amended certain financial covenants and waived all then-existing defaults under the Chase Facility. In an effort to improve liquidity, the lenders granted the Company an increase in its trademark advance rate. The amended credit agreement modified certain financial covenants and ratios including the Company's capitalization ratio, interest coverage ratio and net worth requirements through the end of fiscal 2003 based on the Company's current and anticipated performance levels. The amended credit agreement also provides for a monthly limit on the total outstanding amount of borrowings under the Chase Facility through the end of fiscal 2001, reduces the maximum amount of outstanding standby letters of credit allowed and increases the interest rate on borrowings. In connection with the negotiation and execution of the amended credit agreement, the Company paid $875,000 in bank fees, which will be amortized as interest and financing costs over the remaining life of the Chase Facility at the time of the amendment. Under the amended credit agreement, the Company was required to retain a consulting firm to assist the Company in the implementation of a restructuring plan.

     As of December 30, 2000, the Company was in default under the Chase Facility, because it did not satisfy the interest coverage ratio and minimum net worth requirements there under. On March 28, 2001, these defaults under the Chase Facility were waived. However, the Company currently anticipates that it will be in violation of certain covenants under the Chase Facility in 2001. The Company is currently negotiating with its lenders under the Chase Facility to further amend certain financial covenants. Although the Company expects to reach agreement on the terms for such amendments of the Chase Facility, there is no assurance that the Company will be successful in doing so.

     Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, and on the terms of an amendment to the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining available options. The defaults on the Senior Notes and the likelihood of default under the Chase Facility during fiscal 2001 raise substantial doubt as to the ability of the Company to continue as a going concern.

     The accompanying consolidated financial statements have been prepared on a going concern basis. The defaults on the Senior Notes and the likelihood of default under the Chase Facility in fiscal 2001 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form.

Results of Operations

                            Total Revenue by Segment
                        (in thousands except percentages)

                        Fiscal           %            Fiscal             %            Fiscal              %
                         2000         of Total         1999          of Total          1998           of Total
                     -------------------------      --------------------------      --------------------------
Wholesale             $325,593          78.3%         $258,836          81.3%         $265,986          85.0%
Retail                  75,204          18.1%           52,373          16.5%           46,103          14.7%
                      --------         -----          --------         -----          --------         -----
Net Sales              400,797          96.4%          311,209          97.8%          312,089          99.7%
Licensing               14,908           3.6%            7,033           2.2%              852           0.3%
                      --------         -----          --------         -----          --------         -----
Total revenue         $415,705         100.0%         $318,242         100.0%         $312,941         100.0%

                               EBITDAR by Segment
                        (in thousands except percentages)

                        Fiscal           %            Fiscal             %            Fiscal              %
                         2000         of Total         1999          of Total          1998           of Total
                     -------------------------      --------------------------      --------------------------
Wholesale             $   (219)         (1.4)%       $ 11,276          50.0%          $ 24,896          80.2%
Retail                   2,723          17.4%           5,744          25.4%             5,297          17.1%
Licensing               13,101          84.0%           5,550          24.6%               852           2.7%
                      --------         -----         --------         -----           --------         -----
Total                 $ 15,605         100.0%        $ 22,570         100.0%          $ 31,045         100.0%


Fiscal 2000 Compared to Fiscal 1999

     Total Revenues

     The Company's net sales in fiscal 2000 were $400.8 million as compared to $311.2 for fiscal 1999. Sales from the Company's wholesale operations ("Wholesale") increased to $325.6 million in fiscal 2000 from $258.8 million in fiscal 1999, primarily as a result of the sales generated by the Anne Klein
Bridge and Sportswear lines. Exclusive of the Anne Klein apparel lines, wholesale sales decreased $1.2 million over fiscal 1999. Due to the high level of promotional activity experienced in department stores, additional markdowns and allowances were given, contributing to the decrease in wholesale sales.

     Net sales at the Company's retail outlet stores ("Retail") increased to $75.2 million in fiscal 2000 from $52.4 million in fiscal 1999, an increase of $22.8 million due primarily to the net addition of 4 Kasper retail stores in fiscal 2000, along with the 29 Anne Klein retail outlet stores. The 66 Kasper retail stores accounted for $4.7 million of the increase, while the 29 new Anne Klein retail stores contributed $18.1 million in sales. Comparable Kasper store sales for fiscal 2000 were $51.2 million as compared to $49.8 million for fiscal 1999, an increase of approximately 2.8%.

     Royalty income from the Company's licensing activities ("Licensing") increased to $14.9 million in fiscal 2000 from $7.0 million in fiscal 1999 primarily as a result of the Trademark Purchase completed on July 9, 1999.

     Gross Profit

     The Company's gross profit as a percentage of total revenue decreased to 29.0% for fiscal 2000, compared to 31.0% for fiscal 1999. Wholesale gross profit as a percentage of sales decreased in fiscal 2000 as a result of the initial investment in product development costs relating to the Anne Klein2 product lines prior to their shipment for Fall 2000, along with the ongoing promotional activity in selected seasonal merchandise offerings resulting in higher product line markdowns and allowances, and off-price Anne Klein sales.

     Retail gross profit as a percentage of sales decreased to 37.2% in fiscal 2000 from 41.6% in fiscal 1999. Anne Klein retail stores experienced lower gross profit margins as a result of an effort to clean out older merchandise and strategically position the stores for current Anne Klein2 product, thus reducing consolidated retail margins.

     Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses increased to $105.0 million in fiscal 2000 as compared to $76.2 million in fiscal 1999, an increase of $28.8 million. Approximately $18.2 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in July 1999. Included in Anne Klein wholesale expenses for fiscal 2000 are a full year of costs relating to product development of the Anne Klein suits and Anne Klein2 sportswear lines, which began deliveries in the third quarter 2000. There were no such expenses in 1999. In addition, fiscal 2000 expenses include a full year of expenses relating to the Anne Klein bridge line, as compared to only six months of expenses in fiscal 1999. Overall, Kasper wholesale operations expenses were up approximately $1.0 million versus the prior year primarily as a result of modest increases in production, occupancy, selling and administrative expenses which were offset in part by decreases in design, advertising and shipping expenses. Retail store expansion, including the net addition of 4 Kasper retail outlet stores and the 29 Anne Klein retail outlet stores accounted for approximately $9.3 million in increased selling, administrative and occupancy costs. Fiscal 1999 included only one month of expenses relating to the 25 Anne Klein retail stores acquired as a result of the FSA Acquisition. Licensing division operations accounted for an increase of approximately $300,000 in administrative expenses during fiscal 2000, as fiscal 1999 included only six months of such expenses.

     Earnings   before   Interest,   Taxes,   Depreciation,   Amortization   and
     Restructuring Charge

     The Company's earnings before interest, taxes, depreciation, amortization and restructuring charge, ("EBITDAR") were $15.6 million in fiscal 2000 versus $22.6 million in fiscal 1999, a decrease of $7.0 million. Wholesale EBITDAR decreased $11.5 million during the period as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales, increased markdowns and allowances, along with the slight increase in Kasper wholesale operations expenses. Retail experienced a $3.0 million decrease in EBITDAR reflecting the re-merchandising of the Anne Klein stores and the related need to clean out older goods. Licensing contributed an additional $7.5 million in EBITDAR over fiscal 1999, reflecting the benefit of a full year's licensing activity.

     Restructuring Charge

     The Company recorded a $2.3 million restructuring charge to cover the estimated costs of streamlining operating and administrative functions. This charge includes those related to professional fees, severance and contract termination costs, and other expenses associated with the implementation of the Company's restructuring program. See Note 8 to Consolidated Financial Statements.

     Amortization of Reorganization Value in Excess of Identifiable Assets

     As a result of the Company's 1997 spinoff under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets". This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges in both fiscal 2000 and 1999 totaling approximately $3.3 million.

     Depreciation and Amortization

     Depreciation and amortization totaled $8.1 million in fiscal 2000, up from $6.0 million in fiscal 1999 and consists of the amortization charges associated with the trademarks as well as fixed asset depreciation. As a result of the Trademark Purchase, the Company incurred an additional $900,000 in amortization in fiscal 2000. Trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 2000, including a full year of depreciation on those acquired through the FSA Acquisition, along with approximately $250,000 of goodwill amortization as a result of the FSA Acquisition.

     Interest and Financing Costs

     Interest and financing costs increased to approximately $25.6 million in fiscal 2000 from $20.5 million in fiscal 1999, an increase of $5.1 million. Interest expense is comprised of the interest expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest expense on the Chase Facility, the amortization of the related bank fees and factoring fees.

     Beginning January 1, 2000, interest on the Senior Notes increased to 13.0% from 12.75% per annum. Interest is payable semi-annually on March 31 and September 30. Interest expense on the Senior Notes totaled $14.6 million for fiscal 2000 and $14.0 million for fiscal 1999. Fiscal 2000 interest expense includes approximately $260,000 in unpaid default interest on the Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company did not make the semi-annual interest payment of approximately $7.2 million, which became due on such date. There are no principal payments due until maturity, which is March 31, 2004. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $450,000 in fiscal 2000 and $220,000 in fiscal 1999.

     Interest under the Chase Facility totaled $8.6 million in fiscal 2000, an increase of $4.9 million over the prior year due primarily to the increased level of borrowing needed to finance the Trademark Purchase and Anne Klein product development costs. As previously discussed, the Company anticipates that it will be in violation of certain financial covenants under the Chase Facility during 2001. The related bank fees are being amortized over the remaining life of the Chase Facility, four and one half years, beginning July 9, 1999 and resulted in approximately $650,000 of amortization charges in both fiscal 2000 and fiscal 1999. In addition, during fiscal 1999, the Company wrote off approximately $750,000 of unamortized bank fees relating to the Company's old facility with BankBoston. The offsetting decrease relates to miscellaneous interest and factoring fees.

     Income Taxes

     Income tax expense was $1.5 million in fiscal 2000, primarily related to foreign taxes, compared to a benefit of $2.4 million in fiscal 1999. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

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

     Retail sales increased to $52.4 million in fiscal 1999 from $46.1 million in fiscal 1998, an increase of $6.3 million or 13.7% due to the net addition of 3 Kasper retail stores in fiscal 1999, along with sales of approximately $1.7 million as a result of the purchase of the Anne Klein retail outlet stores on November 24, 1999. Comparable store sales for fiscal 1999 were $39.8 million as compared to $39.7 million for fiscal 1998.

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

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $76.2 million in fiscal 1999 as compared to $62.8 million in fiscal 1998, an increase of $13.4 million. Approximately $10.0 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in July 1999 but realized sales only from Resort deliveries of the Anne Klein line in November 1999 and has yet to benefit from sales relating to the Anne Klein2 sportswear line which were expected to roll out in Fall 2000. Kasper wholesale operations were relatively flat versus the prior year. Increases relating to Year 2000 compliance and remediation expenses were offset by modest variances in other areas resulting in a net decrease of approximately $400,000. Retail store expansion, including the net addition of 3 Kasper retail outlet stores and the 25 Anne Klein retail outlet stores acquired from FSA, contributed approximately $2.3 million in increased selling, administrative and occupancy costs. Licensing division operations accounted for approximately $1.5 million in administrative expenses during fiscal 1999 as result of the Trademark Purchase.

     Earnings before Interest, Taxes, Depreciation and Amortization

     EBITDA was $22.6 million in fiscal 1999 versus $31.0 million in fiscal 1998, a decrease of $8.4 million. Wholesale EBITDA decreased $13.6 million during the period as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales, increased markdowns and allowances and lower sales. Retail experienced a slight increase in EBITDA reflecting the increased sales relating to store additions offset by associated selling, general and administrative expenses. Licensing contributed an additional $4.7 million in EBITDA over fiscal 1998 as the result of the Trademark Purchase.

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

     Depreciation and Amortization

     Depreciation and amortization totaled $6.0 million in fiscal 1999, up from $4.5 million in fiscal 1998 and consists of the amortization charges associated with the trademarks as well as fixed asset depreciation. As a result of the Trademark Purchase, the Company incurred an additional $900,000 in amortization in fiscal 1999. The trademarks are being amortized over 35 years. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 1999, along with approximately $120,000 of depreciation relating to fixed assets acquired from FSA and amortized under the half-year convention.

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

     The associated bank fees are being amortized over the remaining life of the financing agreement, four and one half years, beginning July 9, 1999 and resulted in approximately $900,000 of amortization charges in fiscal 1999 and $800,000 in fiscal 1998 relating to the Company's old facility with BankBoston. In addition, during fiscal 1999, the Company wrote off approximately $750,000 of unamortized bank fees relating to the BankBoston facility. The offsetting decrease relates to miscellaneous interest and factoring fees.

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

     Net cash used in operating activities was $11.7 million in fiscal 2000 as compared to cash provided by operations of $31.8 million during fiscal 1999. The decrease was primarily the result of increases in finished goods inventory with the addition of the new Anne Klein lines and the leaner inventory levels at the beginning of the year compared to the beginning of fiscal 1999. This along with the increase in net loss for the year was partially offset by the increase in interest payable as a result of the non-payment of Senior Notes interest, and the non-recurrence of certain transactions from fiscal 1999 associated with the Trademark Purchase. The decrease in cash used in investing and provided by financing activities is the direct result of the increased cash requirements in fiscal 1999 needed for the Trademark Purchase and FSA Acquisition.

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

     On July 9, 1999, the Original Facility was refinanced by the Chase Facility in order to, among other things, fund the Company's working capital requirements and to finance the Trademark Purchase. The Chase Facility provides the Company with a revolving credit line of up to $160 million. The Chase Facility provides, among other things, for the maintenance of certain financial ratios and covenants, and sets limits on capital expenditures and dividends to shareholders. The Chase Facility is scheduled to expire on December 31, 2003. Availability under the Chase Facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowing is determined based on stated margins above the prime rate at Chase which on December 30, 2000, was one 1.0% above the prime rate. For fiscal 2000, the weighted average interest rate on the Chase Facility was 9.35%. The Company paid approximately $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the Chase Facility at the time of the amendment (four and one-half years). During fiscal 1999, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the Original Facility.

     The Chase Facility was amended on December 22, 1999 and June 29, 2000 to modify certain conditions, financial ratios and covenants. The Chase Facility provides that the interest rate on all outstanding borrowings under the Chase Facility will fluctuate based on the Company's operating performance. Accordingly, as of the third quarter 2000, the interest rate increased by 0.25%. As of December 30, 2000, there were direct borrowings of $70.3 million outstanding, $24.5 million in letters of credit outstanding and $20.1 million available for future borrowings.

     On November 13, 2000, the Company entered into an amended credit agreement with the lenders of the Chase Facility, which further amended certain financial ratios and covenants and waived all then existing defaults under the Chase Facility. In an effort to improve liquidity, the Company was granted an increase to its trademark advance rate. The agreement modified certain financial covenants and ratios including the Company's capitalization ratio, interest coverage ratio and net worth requirements through 2003 based on the Company's current and projected performance levels. The agreement also provided for a monthly limit on the total outstanding amount of borrowings under the Chase Facility through

December 31, 2001, reduced the maximum amount of outstanding standby letters of credit allowed, and eliminated the lower cost LIBOR based borrowing option. Under the amended credit agreement, the Company was required to retain a consulting firm to assist the Company in the implementation of a restructuring plan. The Company paid $875,000 in bank fees in connection with the negotiation and execution of the amended credit agreement, which are being amortized over the remaining life of the facility at the time of the amendment.


     As of December 30, 2000, the Company was in default under the Chase Facility, because it did not meet certain financial covenants there under including, the interest coverage ratio and minimum net worth requirement. Such defaults were waived on March 28, 2001. However, it is likely that the Company will be in default under the Chase Facility in fiscal 2001. The Company is currently negotiating with the lenders under the Chase Facility to amend certain financial covenants. Although the Company expects to reach agreement on the terms of such amendments, no assurance can be given that it will be successful in doing so. As of December 30, 2000, the $70.3 million outstanding under the Chase Facility has been reclassified as a short-term liability as a result of the likelihood of default based on the Company's inability to satisfy certain financial covenants.

     Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September
30. Interest relating to the Senior Notes for fiscal 2000 totaled $14.6 million, including approximately $260,000 in default interest. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

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

     On September 29, 2000, the Company announced that it would not make its semi-annual interest payment of approximately $7.2 million to holders of its Senior Notes. Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with the Ad Hoc Committee to formulate a financial restructuring that will address current liquidity deficiencies and enhance the Company's ability to operate under its short- and long-term plans. As a result of the default, the $110 million Senior Notes have been reclassified as short-term debt.

     Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, and on amendments to the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options. As previously discussed, the defaults on the Senior Notes and the anticipated defaults under the Chase Facility raise substantial doubt as to the ability of the Company to continue as a going concern. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern.

     On October 4, 1999, the Company entered into a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT. The agreement has no expiry date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for the six-month period beginning December 1, 2000, there is a minimum factoring fee of $675,000.

     Capital expenditures were $6.1 million, $6.4 million and $5.7 million for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Capital expenditures for 2000 and 1999 represent spending associated with warehouse expansion, improvements to the Anne Klein office and showroom space, continued retail outlet store and overseas facilities development and computer system improvements. Capital expenditures for 1998 represent spending associated with the relocation to a new sales, production and design office, retail outlet store development, overseas facilities development and computer system improvements.

     If the Company and the lenders under the Chase Facility reach an agreement to amend certain financial covenants under the Chase Facility, the Company anticipates that it will be in a position to satisfy its ongoing cash requirements, other than the March 31, 2001 interest payment to the holders of the Senior Notes, in the near term, through borrowings under the Chase Facility and, from time to time, amounts received in connection with strategic transactions, including, among other things, licensing arrangements. Events that may impact the Company's ability to meet its ongoing cash requirements in the near term include, but are not limited to, failure to reach an agreement with a substantial majority of noteholders of its Senior Notes, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), and future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current trend persists, the Company's financial results could continue to be negatively impacted.

Recently Issued Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company has determined that there will be no impact on the Company's financial statements as a result of the adoption of this new pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not invest in derivative financial instruments or other market risk sensitive instruments, except for short-term government and commercial securities. Accordingly, the Company does not believe that it is exposed to any material market risk with regard to such instruments with the exception of interest rate risk associated with borrowings under the Chase Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Financial Statement Schedule of the Company attached hereto and listed on the index to financial statements set forth in Item 14 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

     The Company's directors, executive officers and key employees, as of March 20, 2001 are as follows:

     Name                     Age                  Position
     ----                     ---                  --------
     Arthur S. Levine         60   Chairman of the Board and Chief Executive Officer
     Martin Bloom             67   Director
     H. Sean Mathis           53   Director
     Salvatore M. Salibello   55   Director
     Lester E. Schreiber      52   Chief Operating Officer and Director
     Denis J. Taura           61   Director
     Olivier Trouveroy        45   Director
     Gregg I. Marks           48   President
     Gwen Gepfert             43   Chief Financial Officer
     Barbara Bennett          48   Senior Vice President - Design
     Peter Lee                53   Managing Director - Asia Expert, Ltd.
     Wendy R. Chivian         40   President - Anne Klein Apparel
     Merle Sloss              53   President - Anne Klein Licensing
     Charles Nolan            43   Senior Vice President - Design - Anne Klein

Directors and Executive Officers

     The term of office of each director of the Company expires on the date of the next Annual Meeting of Stockholders and until their respective successors are elected and qualified. The Company's directors and executive officers are as follows:

     Arthur S. Levine has served as the Chairman of the Board and Chief Executive Officer of the Company since June 1997. Prior thereto and since 1975, he was Chief Executive Officer of Sassco Fashions, Ltd. ("Sassco"), the Company's predecessor, which was sold to Leslie Fay in May 1980.

     Martin Bloom has been a director of the Company since June 2000. Mr. Bloom is the Chairman of MBI International, Inc., an international consulting firm, the Chairman of Geomar Philms, Inc., a producer of educational films, and a director of Kellwood Company, a manufacturer of apparel and related soft goods for men, women and children. Prior thereto, Mr. Bloom held various positions with the May Department Stores Company, ultimately serving from 1985 to July 1996 as President and Chief Executive Officer of the international division.

     H. Sean Mathis has been a director of the Company since March 2000. Mr. Mathis is the President of Litchfield Asset Holdings, Inc., an investment advisory company he founded in 1983. He served as Chairman of the Board of Allis Chalmers, Inc., an industrial manufacturer, from 1996 to 1999, and as Chairman of Universal Gym Equipment, Inc., a private exercise equipment manufacturer, from 1996 to 1997. In 1997, Universal Gym Equipment, Inc. filed for protection under the United States federal bankruptcy laws. Mr. Mathis served as a Director of Allied Digital Technologies, Corp. from 1993 to 1998; as President of its predecessor, RCL Acquisition Corp., from 1991 to 1993; and as President and as a Director of RCL Capital Corp. from 1993 until it was merged into DISC Graphics, Inc. in November 1995. He currently serves as a Director of Thousand Trails, Inc., an operator of recreational parks, and ARCH Communications Group, Inc., a communications company.

     Salvatore M. Salibello has been a director of the Company since July 1998. Mr. Salibello is a certified public accountant and founded Salibello & Broder, an accounting/consulting firm, in 1978 and currently serves as its Managing Partner.

     Lester E. Schreiber has served as Chief Operating Officer since May 1996 and has been a director of the Company since its separation from Leslie Fay in June 1997. Prior to becoming Chief Operating Officer of the Company, Mr. Schreiber served as Vice President of Operations from January 1989 to April 1996.

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

     Olivier Trouveroy has been a director of the Company since its separation from Leslie Fay in June 1997. He has served as a Managing Partner of ING Equity Partners, L.P., a private equity partnership, since July 1994. ING Equity Partners, L.P. beneficially owns 9.4% of the Common Stock of the Company. Mr. Trouveroy also serves as a Director of Cost Plus, Inc.

     Gregg I. Marks has served as President of the Company since its separation from Leslie Fay in June 1997, and had been the President of Sassco, since January 1989, having served in a number of other positions in Sassco since August 1983.

     Gwen Gepfert has served as Chief Financial Officer since March 2000. Prior to joining the Company, Ms. Gepfert served as Chief Financial Officer of Ariat International, Inc., a manufacturer and wholesaler of athletic footwear from June 1995 to September 1999. She served as a strategy consultant for Ariat International, Inc. from October 1999 to February 2000. From 1988 to 1995, Ms. Gepfert served in several executive positions at Esprit de Corp., ultimately serving as Vice President of Finance. Ms. Gepfert is a certified public accountant.

Key Employees

     The following key employees of the Company make significant contributions to the operations of the Company:

     Barbara Bennett has served as Senior Vice President - Design of the Company since its separation from Leslie Fay in June 1997, and had managed Sassco's design division since October 1980.

     Peter Lee has served as Managing Director - Asia Expert, Ltd. since joining the Company in January 1997. Prior to joining the Company, Mr. Lee served for 25 years as Vice President in charge of administration and production in Taiwan and the Philippines for Carnival Textiles, a publicly traded Taiwanese company and one of the Company's largest suppliers.

     Wendy R. Chivian has been the President of Anne Klein Apparel since August 1999. Prior to August 1999, Ms. Chivian was President of DKNY Kids from 1997 to 1999. From 1991 to 1997, she was with Anne Klein & Company, the predecessor to Anne Klein Company LLC, where she held various senior level positions and most recently served as Senior Vice President of Sales.

     Merle Sloss has been the President of Anne Klein Licensing since December 1999, a position that she also held from 1995 to 1996. Prior to rejoining the Company, Ms. Sloss served as President of Ralph Lauren Footwear, a division of Rockport, from 1996 to 1999.

     Charles Nolan was named Senior Vice President - Design for the Anne Klein apparel division in February 2001. Prior to joining the Company, Mr. Nolan had been a senior designer at Ellen Tracy for ten years.

Committees

     On June 10, 1997, the Board of Directors established an Audit Committee, a Compensation Committee and a Finance Committee.

     The Company's Audit Committee is currently composed of Messrs. Mathis, Salibello and Taura. The function of the Audit Committee is to make recommendations concerning the selection each year of independent auditors of the Company, to review the effectiveness of the Company's internal accounting methods and procedures, and to determine, through discussions with the independent auditors, whether any restrictions or limitations have been placed upon them in connection with the scope of their audit or its implementation.

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

     In addition, on October 10, 2000, the outside directors established two new committees: an Operations Committee and a Restructuring Committee.

     The Operations Committee is currently composed of Messrs. Bloom, Salibello and Taura. The function of the Operations Committee is to monitor the implementation of the Company's business plan to determine if the Company is achieving the revenue results, expense reductions, margin improvements and other financial targets set forth therein.

     The Restructuring Committee is currently composed of Messrs. Mathis, Taura and Trouveroy. The function of the Restructuring Committee is to monitor and oversee negotiations between and among the Company, its lenders, noteholders and other parties whose interests in the Company will be affected by a restructuring of the Company's debt obligations.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that no Forms 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 2000, with the exception of Mr. Levine with respect to which two filings on Form 4 were not made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth information concerning the annual compensation paid by the Company for services rendered during the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, and the Chief Executive Officer, and the four most highly compensated executive officers/key
employees    (the    "Named    Officers").

                           Summary Compensation Table

                                                  Annual Compensation
   Name and Principal
        Position                     Year           Salary                Bonus                All Other
        --------                     ----           ------                -----                ---------
Arthur S. Levine
   Chairman of the Board             2000         $2,000,000            $        (1)          $23,896(2)
   and Chief Executive               1999          2,000,000                   --(1)           19,868(2)
   Officer                           1998          2,000,000                   --(1)           20,540(2)

Gregg I. Marks                       2000         $  800,000            $      --             $15,630(3)
     President                       1999            800,000              200,000              15,924(3)
                                     1998            830,769              200,000              16,218(3)

Lester E. Schreiber                  2000         $  270,000            $      --             $16,510(4)
     Chief Operating Officer         1999            269,616               85,000              16,841(4)
                                     1998            258,173               85,000              17,052(4)

Gwen Gepfert                         2000         $  167,212(7)         $      --             $ 1,544(5)
     Chief Financial Officer         1999                 --                   --                  --
                                     1998                 --                   --                  --

Barbara Bennett                      2000         $  600,000            $      --             $ 2,442(6)
     Vice President - Design         1999            600,000              150,000               1,135(6)
                                     1998            623,077              150,000               1,591(6)

--------------
(1) Mr. Levine's employment agreement with the Company provides for a bonus commencing in the 1998 fiscal year in an amount between $500,000 and $1.5 million based upon the fulfillment of certain EBITDA hurdles for the fiscal years 1998, 1999 and thereafter. Such hurdles were not met in fiscal 2000, fiscal 1999 or fiscal 1998.

(2) Includes $2,772, $2,478 and $3,150 in Group Term Life Insurance and $21,124, $17,390 and $17,390 in automobile allowance for fiscal years 2000, 1999 and 1998, respectively.

(3) Includes $630, $924 and $1,218 in Group Term Life Insurance and $15,000, $15,000 and $15,000 in automobile allowance for fiscal years 2000, 1999 and 1998, respectively.

(4) Includes $610, $941 and $1,152 in Group Term Life Insurance and $15,900, $15,900 and $15,900 in automobile allowance for fiscal years 2000, 1999 and 1998, respectively.

(5) Represents $141 in Group Term Life Insurance and a clothing allowance of $1,403.

(6) Represents $630, $924 and $1,218 in Group Term Life Insurance and a clothing allowance of $1,182, $211 and $373 for fiscal years 2000, 1999 and 1998, respectively.

(7) Ms. Gepfert joined the Company in March 2000. Ms Gepfert's annual compensation is $225,000.

Option/SAR Grants in Last Fiscal Year

     The Company did not grant any stock options or SAR's to the Named Officers during 2000.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year End Value Table

     No Management Options were issued during 2000.

Compensation of Directors

     Each Director who is not an employee of the Company is paid for service on the Board of Directors a retainer at the rate of $40,000 and $1,500 for every Board of Directors meeting in excess of twelve per annum. Each non-employee Director, who held such position prior to January 1, 2000, also received an option to purchase 20,000 shares of common stock at the time of joining the Board of Directors. Such options vest ratably over the first three anniversaries of the date of grant and are exercisable at a price of $14.00 per share. The Company also reimburses each Director for reasonable expenses in attending meetings of the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as Directors.

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

     Participants in the 1999 Plan will consist of such Directors, officers and key employees of, and such consultants to, the Company and its subsidiaries and affiliates as the Compensation Committee in its sole discretion determines to be responsible for the success and future growth and profitability of the Company and whom the Compensation Committee may designate from time to time to receive benefits under the 1999 Plan. All of the Company's non-employee Directors will be eligible to participate in the 1999 Plan. Currently, there are five non-employee Directors. The number of officers and key employees who are eligible to participate in the 1999 Plan is estimated to be 100. An estimate of the number of consultants who are eligible to participate in the 1999 Plan has not been made.

     The 1999 Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards;
(4) performance awards; and (5) stock units.

     The maximum number of shares of common stock that may be granted under the 1999 Plan is 2,500,000 and the maximum number of shares that may be granted to an individual participant shall not exceed 1,500,000. The unanimous consent of the Compensation Committee is required for the grant of options to any recipient if the aggregate number of shares held by that recipient is equal to or greater than 20,000. As of March 20, 2001, no shares had been granted under the 1999 Plan. The 1999 Plan terminates on July 28, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 2001, based upon the most recent information available to the Company for (i) each person known by the Company who owns beneficially more than five percent of the Common Stock, (ii) each of the Company's Named Officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 77 Metro Way, Secaucus, New Jersey 07094.

                                                           Number of Shares      Percentage Ownership of
     Name and Address of Beneficial Owner                 Beneficially Owned           Common Stock
     ------------------------------------                 ------------------           ------------
     Arthur S. Levine                                            212,740(1)                 3.1%

     Martin Bloom                                                 10,000                      *

     H. Sean Mathis                                                   --                     --

     Salvatore M. Salibello                                       13,334(2)                   *

     Lester E. Schreiber                                             400(3)                   *

     Denis J. Taura                                               13,334(2)                   *

     Olivier Trouveroy                                           646,201(4)                 9.5%

     Gregg I. Marks                                               37,200(5)                   *

     Gwen Gepfert                                                     --                     --

     Barbara Bennett                                                  --                     --

     Whippoorwill Associates, Inc.                             1,233,585(6)                18.1%
     11 Martine Avenue                                                --                     --
     White Plains, NY 10606                                           --                     --

     Bay Harbor Management, L.C                                1,083,580(7)                15.9%
     777 South Harbour Island Boulevard, Ste. 270                     --                     --
     Tampa, FL 33602                                                  --                     --

     ING Equity Partners, L.P. I                                 646,201(4)                 9.5%
     135 East 57 Street                                               --                     --
     New York, NY 10022                                               --                     --

     Harvard Management Company                                  357,304(8)                 5.3%
     660 Atlantic Avenue                                              --                     --
     Boston, MA 02210                                                 --                     --

     Officers and Directors as a group (10 persons)              933,209(9)                13.7%

----------
  * Less than one percent

(1) Does not include approximately 709 shares of Common Stock which may be distributed to Mr. Levine on an "if and when issued" basis from shares of Common Stock held for the benefit of creditors (the "Holdback") of the Company pending the resolution of certain creditor claims.

(2) Includes 13,334 shares of Common Stock issuable upon exercise of currently exercisable Director Options.

(3) Mr. Schreiber disclaims beneficial ownership of 100 shares of Common Stock held by his spouse and 100 shares of Common Stock held by each of his two children.

(4) Includes 20,000 shares of Common Stock issuable upon exercise of currently exercisable Director Options, which were issued to ING Equity Partners, L.P. I ("ING") pursuant to Mr. Trouveroy's status as a non-employee Director of the Company, a position for which he was designated by ING. Mr. Trouveroy is a Managing Partner of ING. He disclaims beneficial ownership of all shares of Common Stock listed. Notwithstanding his disclaimer, Mr. Trouveroy may be deemed to be a beneficial owner to the extent of his pecuniary interests in the partnership. Does not include approximately 17,195 shares of Common Stock which may be distributed to ING on an "if and when issued" basis pursuant to the Holdback. Mr. Trouveroy's business address is c/o ING Equity Partners, L.P. I, 520 Madison Avenue (33rd Floor), New York, New York 10022.

(5) Mr. Marks disclaims beneficial ownership of 100 shares of Common Stock held by each of his two daughters.

(6) These shares of Common Stock are owned by various limited partnerships, a limited liability company, a trust and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager.

(7) Based on information contained in a Schedule 13G/A, filed with the Commission on February 14, 2000. These shares of Common Stock are also indirectly owned by Tower Investment Group, Inc. ("Tower"), the majority stockholder of Bay Harbor Management, L.C., Steven A. Van Dyke, a
     stockholder and President of Tower, and Douglas P. Teitelbaum, a stockholder of Tower, each of whom may also be deemed to be a beneficial owner of such shares of Common Stock.

(8) Based on information contained in a Schedule 13, filed with the Commission on February 11, 2000.

(9) Includes 46,668 shares of Common Stock issuable upon exercise of currently exercisable Director Options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

     (a)  Documents filed as part of this report:

          (1)  Financial Statements:

               The Consolidated/Combined Financial Statements are set forth in the Index to Consolidated/Combined Financial Statements and Financial Statement Schedules on page F-1 hereof.

          (2)  Financial Statement Schedule:

               The Financial Statement Schedule is set forth in the Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

          (3)  Exhibits:

 Exhibit
  Number                               Description
---------      -----------------------------------------------------------------

2(1) Fourth Amended and Restated Joint Plan of Reorganization for Debtors (Leslie Fay Companies, Inc.) Pursuant to Chapter 11 of the United States Bankruptcy Code Proposed by Debtors and Creditors' Committee, dated April 18, 1997.

2.1(10) Asset Purchase Agreement, dated as of March 15, 1999, among the Company, Anne Klein Company LLC and Takihyo Inc.

2.2 (16) Asset Purchase Agreement, dated as of November 24, 1999, among the Company and A.S.L. Retail Outlets, Inc., as buyers and Fashions of Seventh Avenue, Inc., Fashions of Destin, Inc., Fashions of Michigan, Inc., Fashions of Reno, Inc., Fashions of Vero Beach, Inc., Anne Klein of Massachusetts, Inc. and Fashions of Clinton, Inc., as sellers.

3.1 (5) Amended and Restated Certificate of Incorporation as filed on May 30, 1997.

3.2 (5)        Amendment to Certificate of Incorporation as filed on November 5,
               1997.

3.3 (19)       By-laws, as amended.

4.1(2) Indenture dated as of June 4, 1997, by and between the Company and IBJ Schroder Bank & Trust Company, as trustee.

4.2(3) Supplemental Indenture, dated as of June 30, 1997, by and between the Company and IBJ Schroder Bank & Trust Company, as trustee.

4.21(12) Second Supplemental Indenture, dated as of June 16, 1999, to the Indenture, dated as of June 1, 1997 and effective as of June 4, 1997, as amended, between the Company and IBJ Whitehall Bank & Trust Company, as trustee.

4.3(2)         Form of Senior Note issued under the Indenture.

 Exhibit
  Number                              Description
---------      -----------------------------------------------------------------

4.4(7)         Specimen Certificate of the Company's Common Stock.

10.1(5) Revolving Credit Agreement dated as of June 4, 1997, by and among the Company BankBoston N.A., BancBoston Securities, Inc., Citicorp USA, Inc., Heller and certain other lenders (without exhibits).

10.1(a)(9)     Amendment No. 1 to Revolving Credit  Agreement,  dated October 4,
               1997.

10.1(b)(9)     Amendment No. 2 to Revolving Credit Agreement, dated November 11,
               1997.

10.1(c)(9)     Amendment  No. 3 to  Revolving  Credit  Agreement,  dated May 29,
               1998.

10.1(d)(9)     Amendment No. 4 to Revolving Credit Agreement, dated December 31,
               1998

10.1(e)(11)    Amended and Restated Credit Agreement,  dated as of July 9, 1999, among the Company, as Borrower, the guarantors named therein, the
               lenders   named   therein,   The   Chase   Manhattan   Bank,   as
               administrative   and  collateral  agent,  and  The  CIT  Group  /
               Commercial Services, Inc., as collateral monitor.

10.11(18)      Amendment  Agreement  No. 1 to the  Amended and  Restated  Credit
               Agreement, dated December 22, 1999.

10.12(20)      Amendment  Agreement  No. 2 to the  Amended and  Restated  Credit
               Agreement, dated June 29, 2000.

10.13(21)      Amendment  Agreement  No. 3 to the  Amended and  Restated  Credit
               Agreement, dated November 13, 2000.

10.14 Consulting Agreement dated October 25, 2000, between the Company and Alvarez and Marsal, Inc.

10.15 Waiver Agreement to the Amended and Restated Credit Agreement, dated March 28, 2001

10.2(5) Employment Agreement dated June 4, 1997 between the Company and Arthur S. Levine.

10.3(7) Lease Modification Agreement and Lease Agreement, each dated August 20, 1996, between the Company and Import Hartz Associates.

10.31(18)      First Lease Modification Agreement,  dated April 30, 1999, by and between the Company and Import Hartz Associates.

10.4(5) Acquisition Agreement dated June 2, 1997, by and among the Company, ASL/K Licensing Corp, Herbert Kasper and Forecast Designs, Inc.

10.5(5) Employment, Consulting and Non-Competition Agreement dated as of June 4, 1997, by and among Sassco Fashions, Ltd., ASL/K Licensing Corp. and Herbert Kasper.

10.6(5)        1997 Management Stock Option Plan.

10.61(17)      1999 Share Incentive Plan

10.7(5)        Form of Stock Option Agreement issued to Directors.

 Exhibit
  Number                              Description
---------      -----------------------------------------------------------------

10.8(15) Letter Agreement, dated as of September 13, 1999, between the Company and Whippoorwill Associates, Inc., as agent for various discretionary accounts.

10.9(13) Lease, dated as of June 4, 1996, among 11 West 42nd Limited Partnership as Landlord, and Anne Klein & Company and Mark of the Lion Associates, as tenants.

10.10(14)      Omnibus Agreement,  dated as of March 15, 1999, among the Company and Anne Klein Company LLC.

21(8)          Subsidiaries of the Registrant.

24(6)          Power of Attorney (included in signature page).

27             Financial Data Schedule.

----------

     (1) Incorporated by reference to Exhibit No. 4 to the Company's Report on Form 8-K (Commission File No. 022-22269) filed with the Commission on July 14, 1997 (the "Registrant's Report on Form 8-K").

     (2) Incorporated by reference to Exhibit No. 1 to the Company's Report on Form 8-K.

     (3) Incorporated by reference to Exhibit No. 3 to the Company's Report on Form 8-K.

     (4) Incorporated by reference to Exhibit No. 2 to the Company's Report on Form 8-K.

     (5) Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on December 5, 1997.

     (6)  Incorporated  by  reference  to  the  Company's  Amendment  No.  1  to
          Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on December 23, 1997.

     (7)  Incorporated  by  referenced  to  the  Company's  Amendment  No.  2 to
          Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on April 3, 1998.

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

     (14) Incorporated by reference to Exhibit No. 10.2 to the Company's Report on Form 10-Q filed with the Commission on August 17, 1999.

     (15) Incorporated by reference to Exhibit No. 10.3 to the Company's Report on Form 8-K/A filed with the Commission on September 22, 1999.

     (16) Incorporated by reference to Exhibit No. 2 to the Company's Report on Form 8-K filed with the Commission on December 8, 1999.

     (17) Incorporated by reference to Annex A of the Company's Definitive Proxy Statement filed with the Commission on January 28, 2000.

     (18) Incorporated by reference to Exhibit No. 21.1 to the Company's Report on Form 10-K filed with the Commission on March 31, 2000.

     (19) Incorporated by reference to Exhibit No. 3.1 to the Company's Report on Form 10-Q filed with the Commission on May 12, 2000.

     (20) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on August 11, 2000.

     (21) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 8-K filed with the Commission on November 20, 2000.

     (b)  Reports on Form 8-K:

          On November 20, 2000, the Company filed a current report on Form 8-K to disclose that it had entered into an amended agreement with its lenders under the Chase Facility, which amended compliance with certain financial covenants and waived all existing defaults there under.

                          INDEX TO FINANCIAL STATEMENTS



Audited Financial Statements                                                Page
----------------------------                                                ----

Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets at December 30, 2000 and January 1, 2000.........F-3

Consolidated Statements of Operations for the Fiscal Years Ended
      December 30, 2000, January 1, 2000 and January 2, 1999.................F-4

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
      December 30, 2000, January 1, 2000 and January 2, 1999.................F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
      December 30, 2000, January 1, 2000 and January 2, 1999.................F-6

Notes to Consolidated Financial Statements...................................F-8

Schedule II - Valuation and Qualifying Accounts.............................F-22

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Kasper A.S.L., Ltd. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Kasper A.S.L., Ltd. (a Delaware corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and January 1, 2000 and the results of their operations and their cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company failed to make a required interest payment and as a result is in default on its $110 million Senior Notes and expects to be in violation of certain debt covenants under the existing Credit Facility during fiscal 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule Valuation and Qualifying Accounts -
Schedule II of this Form 10-K for the year ended December 30, 2000 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               /s/ Arthur Andersen LLP

New York, New York
February 16, 2001 (Except for Note 17, as to which the date is March 28, 2001)

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                 ASSETS                                                          December 30,            January 1,
                                                                                                    2000                       2000
                                                                                                    ----                       ----
Current Assets:
    Cash and cash equivalents ......................................................              $   3,847               $   5,086
    Accounts receivable, net .......................................................                 25,475                  26,207
    Inventories, net ...............................................................                110,572                  95,068
    Prepaid expenses and other current assets ......................................                  4,014                   3,207
    Income taxes receivable ........................................................                    788                   2,668
    Deferred taxes, net ............................................................                  5,004                   5,077
                                                                                                  ---------               ---------
Total Current Assets ...............................................................                149,700                 137,313
                                                                                                  ---------               ---------
Property, plant and equipment, at cost less accumulated
     depreciation and amortization of $13,422 and $9,004, respectively .............                 21,282                  19,803
Reorganization value in excess of identifiable assets, net of
     accumulated amortization of $11,676 and $8,418, respectively ..................                 53,503                  56,763
Trademarks, net of accumulated amortization of $7,933 and
        $4,668, respectively .......................................................                106,430                 109,565
Other assets, at cost less accumulated amortization of $2,086 and
      $717, respectively ...........................................................                  6,202                   6,321
                                                                                                  ---------               ---------
Total Assets .......................................................................              $ 337,117               $ 329,765
                                                                                                  =========               =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ...............................................................              $  34,609               $  28,753
    Accrued expenses and other current liabilities .................................                 11,183                   8,219
    Interest payable ...............................................................                 11,563                   4,032
    Deferred income ................................................................                    414                   1,000
    Taxes payable ..................................................................                  1,653                     594
    Reclassified longterm debt .....................................................                110,000                      --
    Bank revolver ..................................................................                 70,258                      --
                                                                                                                          ---------
Total Current Liabilities ..........................................................                239,680                  42,598
LongTerm Liabilities:
    Deferred taxes .................................................................                  3,352                   3,064
    Deferred income ................................................................                     --                   1,000
    Longterm debt ..................................................................                     --                 110,000
    Bank revolver ..................................................................                     --                  53,444
    Minority interest ..............................................................                    484                     519
Total Liabilities ..................................................................                243,516                 210,625
Commitments and Contingencies
Shareholders' Equity:
    Common Stock, $0.01 par value; 20,000,000 shares
        authorized; 6,800,000 shares issued and outstanding ........................                     68                      68
    Preferred Stock, $0.01 par value; 1,000,000 shares
        authorized; none issued and outstanding ....................................                     --                      --
    Capital in excess of par value .................................................                119,932                 119,932
    Accumulated deficit ............................................................                (25,820)                   (632)
    Cumulative other comprehensive loss ............................................                   (579)                   (228)
                                                                                                  ---------               ---------
Total Shareholders' Equity .........................................................                 93,601                 119,140
                                                                                                  ---------               ---------
Total Liabilities and Shareholders' Equity .........................................              $ 337,117               $ 329,765
                                                                                                  =========               =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                         ----------------------------------------------------------
                                                                                                Fiscal Year
                                                                                                   Ended
                                                                         ----------------------------------------------------------
                                                                         December 30,             January 1,             January 2,
                                                                            2000                    2000                    1999
                                                                         ------------             ----------             -----------
Net sales ...................................................            $   400,797             $   311,209             $   312,089

Royalty income ..............................................                 14,908                   7,033                     852

Cost of sales ...............................................                295,139                 219,520                 219,060
                                                                         -----------             -----------             -----------
Gross profit ................................................                120,566                  98,722                  93,881

Operating expenses:

Selling, general and administrative expenses ................                104,961                  76,152                  62,836

Depreciation and amortization ...............................                 11,345                   9,276                   7,795
                                                                         -----------             -----------             -----------
Total operating expenses ....................................                116,306                  85,428                  70,631

Restructuring charge ........................................                  2,344                      --                      --
                                                                         -----------             -----------             -----------
Operating income ............................................                  1,916                  13,294                  23,250

Interest and financing costs ................................                 25,576                  20,494                  17,788
                                                                         -----------             -----------             -----------
(Loss) income before income taxes ...........................                (23,660)                 (7,200)                  5,462

Income tax provision (benefit) ..............................                  1,528                  (2,426)                  2,292
                                                                         -----------             -----------             -----------
Net (loss) income ...........................................            $   (25,188)            $    (4,774)            $     3,170
                                                                         ===========             ===========             ===========
Basic (loss) earnings per common share ......................            $     (3.70)            $      (.70)            $       .47
                                                                         ===========             ===========             ===========
Diluted (loss) earnings per common share ....................            $     (3.70)            $      (.70)            $       .47
                                                                         ===========             ===========             ===========
Weighted average number of shares used in computing
   Basic earnings per common share ..........................              6,800,000               6,800,000               6,800,000

Weighted average number of shares used in computing
   Diluted earnings per common share ........................              6,800,000               6,800,000               6,800,000


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                   Cumulative          Retained
                                                                  Capital in          Other            Earnings/
                                                  Common          Excess of       Comprehensive      (Accumulated
                                                  Stock           Par Value            Loss             Deficit)            Total
                                                ---------         ---------          ---------          ---------         ---------
BALANCE AT JANUARY 3, 1998                      $      68         $ 119,932         $     (14)         $     972          $ 120,958
                                                =========         =========         =========          =========          =========
Translation adjustment                                 --                --               (78)                --                (78)

Net income for the period                              --                --                --              3,170              3,170
                                                ---------         ---------          ---------          ---------         ---------
Comprehensive loss                                     --                --               (78)             3,170              3,092
                                                ---------         ---------          ---------          ---------         ---------
BALANCE AT JANUARY 2, 1999                      $      68         $ 119,932         $     (92)         $   4,142          $ 124,050
                                                =========         =========         =========          =========          =========
Translation adjustment                                 --                --              (136)                --               (136)

Net loss for the period                                --                --                --             (4,774)            (4,774)
                                                ---------         ---------          ---------          ---------         ---------
Comprehensive loss                                     --                --              (136)            (4,774)            (4,910)
                                                ---------         ---------          ---------          ---------         ---------
BALANCE AT JANUARY 1, 2000                      $      68         $ 119,932         $    (228)         $    (632)         $ 119,140
                                                =========         =========         =========          =========          =========
Translation adjustment                                 --                --              (351)                --               (351)

Net loss for the period                                --                --                --            (25,188)           (25,188)
                                                ---------         ---------          ---------          ---------         ---------
Comprehensive income                                   --                --              (351)           (25,188)           (25,539)
                                                ---------         ---------          ---------          ---------         ---------
BALANCE AT DECEMBER 30, 2000                    $      68         $ 119,932         $    (579)         $ (25,820)         $  93,601
                                                =========         =========         =========          =========          =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Fiscal
                                                                                                        Year
                                                                                                        Ended
                                                                                  --------------------------------------------------
                                                                                  December 30,         January 1,         January 2,
                                                                                     2000                2000                1999
                                                                                  ------------         ----------         ----------
Cash Flows from Operating Activities:
Net (Loss) Income ......................................................           $(25,188)           $ (4,774)           $  3,170
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization .......................................              9,052               6,815               5,342
   Amortization of reorganization value in excess of
     identifiable assets ...............................................              3,258               3,258               3,258
   (Loss) income applicable to minority interest .......................                (35)                 60                 459
   Write-off of net book value of property, plant and
     equipment .........................................................                 --                  --                 114
   Write-off of unamortized financing fees .............................                 --                 740                  --
Decrease (increase) in:
   Accounts receivable, net ............................................                732               6,514              (2,721)
   Inventories .........................................................            (15,504)              7,332             (21,639)
   Prepaid expenses and other current assets ...........................               (807)                 18                (358)
   Income taxes receivable .............................................              1,880              (2,668)                 --
   Deferred taxes ......................................................                 73              (2,134)             (1,248)
   Other assets ........................................................             (1,250)             (1,289)                 --
Increase (decrease) in:
   Accounts payable, accrued expenses and other
     current liabilities ...............................................              8,820              14,290              (3,133)
   Interest payable ....................................................              7,531                 235                 242
   Deferred income .....................................................             (1,586)              2,000                  --
   Taxes payable .......................................................              1,059                 (52)               (518)
   Deferred taxes ......................................................                288               1,434                 991
                                                                                   --------            --------            --------
Total adjustments ......................................................             13,511              36,553             (19,211)
                                                                                   --------            --------            --------
Net cash (used in) provided by operating activities ....................            (11,677)             31,779             (16,041)
                                                                                   --------            --------            --------
Cash Flows from Investing Activities:
   Capital expenditures, net ...........................................             (6,025)             (5,425)             (5,690)
   FSA acquisition .....................................................                 --              (2,488)                 --
   Trademark Purchase ..................................................                 --             (66,956)                 --
                                                                                   --------            --------            --------
Net cash used in investing activities ..................................             (6,025)            (74,869)             (5,690)
                                                                                   --------            --------            --------
Cash Flows from Financing Activities:
   Net borrowings under Bank Revolver ..................................             16,814              45,875               7,569
                                                                                   --------            --------            --------
Net cash provided by financing activities ..............................             16,814              45,875               7,569
                                                                                   --------            --------            --------
Effect of exchange rate changes on cash and cash
   equivalents .........................................................               (351)               (136)                (78)
                                                                                   --------            --------            --------
Net (decrease) increase in cash and cash equivalents ...................             (1,239)              2,649             (14,240)
Cash and cash equivalents, at beginning of period ......................              5,086               2,437              16,677
                                                                                   --------            --------            --------
Cash and cash equivalents, at end of period ............................           $  3,847            $  5,086            $  2,437
                                                                                   ========            ========            ========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                       Fiscal
                                                                                                        Year
                                                                                                        Ended
                                                                                  --------------------------------------------------
                                                                                  December 30,         January 1,         January 2,
                                                                                     2000                2000                1999
                                                                                  ------------         ----------         ----------

Supplemental schedule of noncash investing activities



Noncash investing


Inventories acquired in FSA Acquisition                                           $    --               $(1,965)              $   --


Fixed assets acquired in FSA Acquisition                                               --                (1,001)                  --


Goodwill recorded in FSA Acquisition                                                 (130)                 (997)                  --


Current liabilities assumed in FSA Acquisition                                         --                 1,475                   --


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION:

     The Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require). The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended December 30, 2000 ("2000"), January 1, 2000 ("1999") and January 2, 1999 ("1998"), each included 52 weeks.

     The Consolidated Financial Statements herein presented include the operations of two related Hong Kong corporations, Asia Expert Limited ("AEL") and Tomwell Limited ("Tomwell"). These two Hong Kong corporations procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Consolidated Financial Statements also include the financial statements of Kasper A.S.L. Europe, Ltd., Kasper Holdings Inc., ASL Retail Outlets, Inc. ("ASL Retail"), ASL/K Licensing Corp., AKC Acquisition, Ltd. and Lion Licensing, Ltd., all of which are wholly-owned subsidiaries of the Company. Kasper Holdings Inc. owns 100% of Kasper Canada ULC, which is a 70% owner of Kasper Partnership, G.P. ("Kasper Partnership"), a Canadian Partnership through which the Company conducts sales and distribution activity in Canada. The portion of Kasper Partnership pertaining to its minority owner is reflected in the accompanying financial statements as minority interest.

NOTE 2. DEFAULTS ON DEBT:

     The Consolidated Financial Statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $25,188,000 for the year ended December 30, 2000 and cumulative losses for the past two years of $29,962,000. As a result of these continuing losses, the Company's accumulated deficit now totals $25,820,000 at December 30, 2000.

     As of December 30, 2000, the Company was in default under the terms of its $110 million Senior Notes (the "Senior Notes") as the result of non-payment of its September 30, 2000 semi-annual interest payment of $7.2 million. The entire amount due under the Senior Notes has been reclassified as current in the accompanying consolidated balance sheet. The Company is currently engaged in discussions with an ad hoc committee of its noteholders (the "Ad Hoc Committee") to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. In addition, the Company will not make its March 31, 2001 semi-annual interest payment of approximately $7.2 million.

     As of December 30, 2000, the Company was in default under the Chase Facility (as defined below), as it failed to meet its interest coverage ratio and minimum net worth requirements. As discussed in Note 17, these defaults were waived on March 28, 2001. However, the Company anticipates that it will be in violation of certain financial covenants in fiscal 2001. The Company is currently negotiating with its lenders under the Chase Facility to amend certain covenants. The Company expects to reach agreement on the terms for amendments of the Chase Facility.

     The Company's working capital deficit as of December 30, 2000 totaled $89,980,000. The Company's continued existence is dependent upon successful negotiations with the Ad Hoc Committee, its financing agreement under the Chase Facility and its ability to substantially improve its operating results during 2001. Plans to improve operations include: (i) reducing general and administrative costs, (ii) focusing on the profitability of each operating unit and continuing to examine the cost structure to enhance operating efficiencies,
(iii) improving working capital through more disciplined inventory management, and (iv) renegotiating the terms of the Company's existing indebtedness. In order for the Company to have sufficient liquidity for it to continue as a going concern in its present form, the Company will need to reach agreement with the Ad Hoc Committee, and with its lenders on the terms for amendments of the Chase Facility, as well as achieve ongoing amended covenant requirements under the Chase Facility and execute planned improvements. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes and with its lenders under the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. There can be no assurances that the Company's operations can be returned to profitability.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Business -

     The Company is principally engaged in the design and sale of women's apparel.

(b)  Principles of Consolidation -

     The consolidated financial statements of Kasper include the accounts of all majority-owned companies. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority shareholder's proportionate share in the equity or income of the Company's wholly-owned Kasper Holdings Inc. subsidiary.

(c)  Fair Value of Financial Instruments -

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short term maturity of these instruments.

(d)  Use of Estimates -

     The financial statements are prepared in conformity with accounting principles generally accepted in the United States. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(e)  Reorganization Value -

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

(f)  Trademarks -

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

(g)  Cash and Cash Equivalents -

     All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.

(h)  Credit Risk -

     The Company has a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under such agreement, CIT purchases the receivables from the Company and remits the funds to the Company when collected. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT.

(i)  Inventories -

     Inventories are valued at the lower of cost (first-in, first-out; "FIFO") or market.

(j)  Property, Plant and Equipment -

     Land, buildings, fixtures, equipment and leasehold improvements are stated at cost. Major replacements or betterments are capitalized. Maintenance and repairs are charged to earnings as incurred. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(k)  Revenue Recognition -

     Sales are recognized upon shipment of products to customers and, in the case of sales by Company owned retail stores, when goods are sold to customers. Allowances for estimated uncollected accounts and discounts are provided when sales are recorded.

(l)  Income Taxes -

     The Company is subject to the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. When recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

(m)  Stock-Based Compensation -

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

(n)  Earnings Per Common Share -

     Basic and Fully Diluted Earnings Per Common Share ("EPS") are computed under the provisions of SFAS No. 128, "Earnings Per Share"). Under this standard, Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. For fiscal 2000, 1999 and 1998, options outstanding during the period using the treasury stock method were excluded from the net income (loss) per share computation of diluted earnings per share, as they were antidilutive.

(o)  Foreign Currency Translation -

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive loss.

(p)  Reclassification -

     Certain amounts reflected in Fiscal 1999 and Fiscal 1998 financial statements have been reclassified to conform to the presentation of similar items in Fiscal 2000.

(q)  New Accounting Standards -

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments, and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company has determined that there will be no impact on the Company's financial statements as a result of adopting this pronouncement.

NOTE 4. ACQUISITIONS:

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

                                       Fiscal Year Ended       Fiscal Year Ended
                                        January 1, 2000         January 2, 1999
                                        ---------------         ---------------
                                           (in thousands, except per share data)

Net sales                                    $ 357,051                $ 414,869
Royalty income                                  11,512                   10,789
Net loss                                       (10,070)                 (15,571)
Basic loss per common share                      (1.48)                   (2.29)
Diluted loss per common share                    (1.48)                   (2.29)

NOTE 5.  INVENTORIES:

Inventories consist of the following:


                                                  December 30,        January 1,
                                                     2000               2000
                                                      ----               ----
                                                          (in thousands)
                    Raw materials                   $ 39,318          $ 45,849
                    Finished goods                    71,254            49,219
                                                    --------          --------
                         Total inventories          $110,572          $ 95,068
                                                    ========          ========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following:

                                                   December 30,        January 1,           Estimated
                                                      2000               2000              Useful Lives
                                                      ----               ----              ------------
                                                           (in thousands)
Machinery, equipment and fixtures                   $ 18,721           $ 15,947           5-10 years
Leasehold improvements                                15,622             10,974           Life of lease
Construction in progress                                 361              1,886           N/A
                                                    --------           --------
Property, plant and equipment, at cost                34,704             28,807
Less: Accumulated depreciation and
  amortization                                       (13,422)            (9,004)
                                                    --------           --------
  Total property, plant and equipment, net          $ 21,282           $ 19,803
                                                    ========           ========

NOTE 7. DEBT:

Credit Facility -

     Effective June 4, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions (the "Original Facility"). The Original Facility was replaced on July 9, 1999, when the Company entered into an Amended and Restated Credit Facility led by The Chase Manhattan Bank ("Chase") in order to fund the Company's working capital requirements and to finance the Trademark Purchase (the "Chase Facility"). The Chase Facility provides the Company with a secured revolving credit and letter of credit facility of up to $160 million. Interest on outstanding borrowing is determined based on stated margins above the prime rate at Chase, which on December 30, 2000, was one percent (1.0%) above the prime rate. For fiscal 2000, the weighted average interest rate on the Chase Facility was 9.35%. The Chase Facility requires a fee, payable quarterly, on average outstanding letters of credit, of 1.8% per annum for documentary letters of credit and two and one-half percent (2.5%) plus a stated margin per annum, for standby letters of credit. At December 30, 2000, the standby letter of credit fee was three and one-half percent (3.5%). The Chase Facility has a standby letter of credit sub-limit of $10 million. At December 30, 2000, there were direct borrowings of approximately $70.3 million outstanding under the Chase Facility and approximately $24.5 million outstanding in letters of credit. The Company has approximately $20.1 million available for future borrowings as of December 30, 2000. Total interest expense under the Chase Facility for fiscal 2000 was $8.6 million.

     The Chase Facility provides for the maintenance of certain financial ratios and covenants, sets limits on capital expenditures and expires on December 31, 2003. In addition, the Chase Facility contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends.

     The Company paid $2,364,000 in commitment and related fees in connection with the Chase Facility in July 1999, which is included in other assets in the accompanying balance sheet. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment (four and one-half years). In addition, in fiscal 1999, the Company wrote off approximately $750,000 in unamortized bank fees relating to the Original Facility, which is included in interest and financing costs. The Chase Facility was amended on December 22, 1999 and June 29, 2000 to modify certain conditions, financial ratios and covenants.

     On November 20, 2000, the Company entered into an amended agreement with the lenders of the Chase Facility, which amends and waives compliance with certain financial covenants and all existing defaults under the Chase Facility. In an effort to improve liquidity, the Company was granted an increase to its trademark advance rate. The agreement modifies certain financial covenants and ratios including the Company's capitalization ratio, interest coverage ratio and net worth requirements through 2003 based on the Company's current and anticipated performance levels. The agreement also provides for a monthly limit on the total outstanding amount of borrowings under the facility through 2001, reduces the maximum amount of outstanding standby letters of credit allowed and modifies the interest rate on borrowings. In connection with the agreement, the Company paid $875,000 in fees, which will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment. As of December 30, 2000, the Company was in default under the Chase Facility, as it failed to meet its interest coverage ratio and minimum net worth requirements. As discussed in Note 17, such defaults were waived on March 28, 2001. However, the Company currently anticipates that it will be in violation of certain covenants under the Chase Facility in fiscal 2001. The Company is currently negotiating with its lenders under the Chase Facility to amend certain covenants. As of

December 30, 2000 the $70.3 million outstanding under the Chase Facility has been reclassified as a short-term liability as a result of the anticipated defaults.

Reclassified Long Term Debt -

     Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes originally bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September
30. Interest relating to the Senior Notes for fiscal 2000 totaled $14.6 million. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts a premium will be required to be paid.

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

     On September 29, 2000, the Company announced that it would not make its semi-annual interest payment of approximately $7.2 million to holders of its Senior Notes. Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with the Ad Hoc Committee to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. In addition, the Company will not make its March 31, 2001 semi-annual interest payment of approximately $7.2 million. As a result of the default, the $110.0 million Senior Notes have been reclassified as short-term debt.

     Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, and with its lenders on the terms for amendments of the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

NOTE 8. DEFERRED INCOME:

     The balance in deferred income represents the unearned portion of a payment received in connection with a licensing agreement. The proceeds are to be applied to minimum royalty payments and required advertising and marketing initiatives. The payment has been recorded as deferred income and income will be recognized as earned based upon actual sales information provided by the licensee.

NOTE 9. RESTRUCTURING CHARGE

     In December 2000, the Company recorded a $2.3 million restructuring charge. Principal items included in the charge are $1.2 million in professional fees and $1.1 million in estimated contract termination, severance and related benefits for staff reductions.

NOTE 10. INCOME TAXES:

     The Company is in an accumulated loss position for both financial reporting and income tax purposes. The Company has recorded a valuation allowance on its deferred tax assets of $9,028. The valuation allowance reduced the deferred tax asset to an amount that the Company believes more likely than not it will realize based on the Company's estimated future earnings. If the Company is unable to generate sufficient taxable income in the future during the loss carryforward periods, increases in the valuation allowance will be required through a charge to the tax expense.

     For December 30, 2000, January 1, 2000 and January 2, 1999, the following provision (benefit) for income taxes was made:

                                        December 30,  January 1,   January 2,
                                            2000        2000         1999
                                            ----        ----         ----
     Current:
        Federal                           $     6     $(2,481)     $ 1,590
        State                                 121         359          520
        Foreign                             1,401         396          439
                                          -------     -------      -------
     Total Current:                       $ 1,528     $(1,726)     $ 2,549
                                          -------     -------      -------
     Deferred:
        Federal                                --        (242)        (257)
        State                                  --        (458)          --
                                                                   -------
     Income tax provision (benefit)       $ 1,528     $(2,426)     $ 2,292
                                          =======     =======      =======

     Deferred tax liabilities (assets) are comprised of the following:


                                              December 30,    January 1,
                                                 2000           2000
                                                     (in thousands)
          Deferred tax assets
             Accounts receivable reserve       $ (4,466)     $ (2,472)
             Inventory, net                      (2,542)       (1,911)
             Net operating loss                  (7,528)           --
             Other accruals                      (1,001)         (982)
                                               --------      --------
          Total deferred tax assets             (15,537)       (5,365)
                                               --------      --------
          Deferred tax liabilities
             Amortization                         4,857         3,064
             Other                                   --           288
                                               --------      --------
          Total deferred tax liabilities          4,857         3,352
                                               --------      --------
          Valuation allowance                     9,028            --
                                               ========      ========
          Net deferred tax assets              $ (1,652)     $ (2,013)
                                               ========      ========


     For the fiscal year ended December 30, 2000, the difference between the Company's federal statutory tax rate of 34%, as well as its state and local taxes, net of federal tax benefit, when compared to its effective tax rate is principally comprised of a valuation allowance. The difference between the Company's effective income tax rate and the statutory federal income tax rate for fiscal years ended December 30, 2000, January 1, 2000 and January 1, 1999, is as follows:

                                            Fiscal Year          Fiscal Year       Fiscal Year
                                               Ended                 Ended            Ended
                                         December 30, 2000     January 1, 2000   January 2, 1999
                                         -----------------     ---------------   ---------------
                                                    (in thousands, except percentages)

     Income tax provision (benefit)          $   1,528            $  (2,426)          $   2,292
                                             ---------            ---------           ---------
     (Loss) income before taxes              $ (23,660)           $  (7,200)          $   5,462
                                             ---------            ---------           ---------
     Effective tax rate                           (6.4)%               33.7%               42.0%
     Valuation allowance                          34.0                   --                  --
     Net state tax                                 0.5                  1.7                (6.3)
     Other                                         5.9                 (1.4)               (1.7)
                                             ---------            ---------           ---------
       Federal statutory rate                     34.0%                34.0%               34.0%
                                             =========            =========           =========

NOTE 11. COMMITMENTS AND CONTINGENCIES:

General Litigation -

     In the ordinary course of business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of the Company, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.

Employment Agreements -

     The Company has an employment and compensation agreement with one key employee of the Company. This agreement provides for annual compensation of $2.0 million through June 4, 2002, and provides that upon termination, without good reason, as defined in the respective agreements, the employee will be entitled to receive a severance payment equal to the employee's base salary for the remainder of the employment term. The agreement also includes a covenant against competition with the Company, as well as a change in control provision. As of December 30, 2000, if the employee were to be terminated without good reason, under this contract, the Company's liability would be approximately $2.8 million.

Leases -

     The Company rents real and personal property under leases expiring at various dates through 2012. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses.

     Minimum annual rental commitments under leases in effect at December 30, 2000 are summarized as follows:


                                                               Equipment
                Fiscal Year Ended               Real Estate     & Other
                -----------------               -----------     -------
                                                       (in thousands)

          2001                                    $11,508      $   109
          2002                                     10,617           58
          2003                                      9,464           --
          2004                                      8,581           --
          2005                                      7,259           --
          Thereafter                               22,961           --
                                                  -------      -------
          Total minimum lease payments            $70,390      $   167
                                                  =======      =======

     Base rent expense for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, amounted to approximately $11,884,000, $7,990,000 and $6,563,000, respectively.

Concentrations of Credit Risk -

     Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the retail apparel business. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 30, 2000, January 1, 2000 and January 2, 1999, sales to three customers accounted for approximately 21%, 16% and 15%, 23%, 19% and 17% and 20%, 19% and 17%, respectively.

NOTE 12. SEGMENT INFORMATION

     The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 95 retail outlet stores throughout the United States as another distribution channel for its products. As a result of the Trademark Purchase, the Company now considers licensing to be a reportable segment. For the purposes of decision-making and assessing performance, The Company includes the operations of AEL in its wholesale segment. International operations are not significant for segment reporting and have been included in the wholesale segment.

     The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

Fiscal year ended December 30, 2000

                                       Wholesale         Retail           Licensing       Consolidated
                                       ---------         ------           ---------       ------------
                                                               (in thousands)

Revenues                               $325,593          $ 75,204          $ 14,908          $415,705
EBITDAR                                    (219)            2,723            13,101            15,605
Depreciation and amortization                                                                  11,345
                                                                                             --------
Operating income                                                                             $  4,260

Total Assets                           $210,902          $ 19,785          $106,430          $337,117
Capital Expenditures                   $  4,220          $  1,855          $     --          $  6,075

Fiscal year ended January 1, 2000

                                       Wholesale         Retail           Licensing       Consolidated
                                       ---------         ------           ---------       ------------
                                                               (in thousands)
Revenues                               $258,836          $ 52,373          $  7,033          $318,242
EBITDAR                                  11,276             5,744             5,550            22,570
Depreciation and amortization                                                                   9,276
                                                                                             --------
Operating income                                                                             $ 13,294

Total Assets                           $203,432          $ 16,768          $109,565          $329,765
Capital Expenditures                   $  4,209          $  2,217          $     --          $  6,426



Fiscal year ended January 2, 1999
                                       Wholesale         Retail           Licensing       Consolidated
                                       ---------         ------           ---------       ------------
                                                               (in thousands)
Revenues                               $265,986          $ 46,103          $    852          $312,941
EBITDAR                                  24,896             5,297               852            31,045
Depreciation and amortization                                                                   7,795
                                                                                             --------
Operating income                                                                             $ 23,250
Total Assets                           $258,397          $ 10,961          $     --          $269,358
Capital Expenditures                   $  4,917          $    773          $     --          $  5,690


NOTE 13.  RETIREMENT PLANS:

Defined Contribution Plan

     Kasper established a 401(k) Savings Plan for its employees on June 4, 1997. It is open to employees over the age of 21, who have completed at least twelve consecutive months of service. The Company makes a discretionary matching contribution up to a percentage of employee contributions. Total contributions to the plan may not exceed the amount permitted pursuant to the Internal Revenue Code. Contributions to the plan for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 were approximately $400,000, $308,000 and $259,000, respectively.

NOTE 14. STOCK OPTION PLANS:

Management Stock Option Plan -

     On December 2, 1997, the Board of Directors approved the 1997 Management Stock Option Plan (the "Management Plan"). At that time, the Company issued options to upper management (the "Management Options") to purchase 1,753,459 shares of Common Stock, which upon issuance would represent approximately 20.5% of the Company's outstanding Common Stock. Such options were exercisable at $14.00 per share and vested as follows: 25% vested immediately with 15% vesting annually thereafter on June 4 from the years 1998 to 2002. On November 10, 1999, 1,710,692 of the Management Options were voluntarily cancelled pursuant to an agreement between the Company and the option holders. The remaining shares expire if not exercised before October 30, 2001.

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

Non-Employee Director Stock Option Plan -

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

     Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                Fiscal Year            Fiscal Year          Fiscal Year
                                                   Ended                  Ended                Ended
                                                 December 30,           January 1,            January 2,
                                                    2000                  2000                  1999
                                                    ----                  ----                  ----
                                                 (in thousands except per share amounts)

Net (Loss) Income:         As Reported          $  (25,188)          $   (4,774)         $    3,170
                           Pro Forma               (25,347)              (8,116)              1,660
Basic EPS:                 As Reported               (3.70)                (.70)                .47
                           Pro Forma                 (3.73)               (1.19)                .24
Diluted EPS:               As Reported               (3.70)                (.70)                .47
                           Pro Forma                 (3.73)               (1.19)                .24

     The option price under the Management Plan exceeded the stock's market price on the date of grant. The option price under the Director Options granted on June 4, 1997 was less than the stock's market price on the date of grant. The option price under the Director Options granted on July 30, 1998 was greater than the stock's market price on the date of grant. A summary of the status of the Company's two stock plans at December 30, 2000, January 1, 2000 and January 2, 1999 and changes during the years then ended are presented in the table and narrative below:

                                         Fiscal Year Ended              Fiscal Year Ended           Fiscal Year Ended
                                         December 30, 2000               January 1, 2000             January 2, 1999
                                       -------------------------------------------------------------------------------------
                                                     Weighted                      Weighted                    Weighted
                                       Shares         Average        Shares         Average       Shares        Average
                                       (000)       Exercise Price    (000)       Exercise Price    (000)      Exercise Price
                                       -----       --------------    -----       --------------    -----      --------------
Outstanding beginning of year            182          $  14          1,893          $  14          1,853          $  14
Granted                                   --             --             --             --             40             14
Exercised                                 --             --             --             --             --             --
Forfeited                                 --             --             --             --             --             --
Cancelled                                 --             --          1,711             14             --             --
Expired                                   --             --             --             --             --             --
                                       -----          -----          -----          -----          -----          -----
Outstanding end of year                  182          $  14            182          $  14          1,893          $  14
                                       -----          -----          -----          -----          -----          -----
Exercisable end of year                  169          $  14            117          $  14            761          $  14
Weighted average of fair
  value of options granted                            $6.79                         $6.79                         $4.66


     All of the options outstanding at December 30, 2000 have an exercise price of $14 and a weighted average remaining contractual life of 1.5 years. 169 of these options are exercisable.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998 respectively: risk-free interest rate of 5.8% for the Management Plan and 6.4% and 5.6% for the Director Options; expected stock price volatility of 43% in 2000, 43% in 1999 and 34% in 1998 for both the Management Plan and the Director Plan; and expected dividend yield of 0% and expected lives of 5 years for both plans.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION:

     Net cash paid for interest and income taxes were as follows:


                                December 30,    January 1,     January 2,
                                   2000           2000            1999
                                   ----           ----            ----
                                             (in thousands)

          Interest               $10,240        $18,790        $16,866
          Income Taxes             1,046          1,138          3,202


NOTE 16. UNAUDITED QUARTERLY RESULTS:

     Unaudited quarterly financial information for 2000 and 1999 is set forth as follows:

                                        First             Second              Third               Fourth
             2000                      Quarter            Quarter            Quarter              Quarter
             ----                      -------            -------            -------              -------
                                                     (in thousands except per share data)

Net Sales                            $ 107,589          $  76,897           $ 122,905           $  93,406
Gross Profit                            37,528             24,577              35,748              22,713
Net Income (loss)                        1,650             (4,651)             (5,334)            (16,853)
Net Income (loss) per share               0.24              (0.68)              (0.78)              (2.48)



                                        First             Second              Third               Fourth
             1999                      Quarter            Quarter            Quarter              Quarter
             ----                      -------            -------            -------              -------
                                                     (in thousands except per share data)

Net Sales                            $  98,286          $  55,760           $  87,959           $  69,204
Gross Profit                            32,229             16,632              30,309              19,552
Net Income (loss)                        5,147             (3,408)              1,091              (7,604)
Net Income (loss) per share               0.76              (0.50)               0.16               (1.12)


NOTE 17. SUBSEQUENT EVENT:

     On March 28, 2001, the Company entered into an agreement with its lenders under the Chase Facility, which waived all existing defaults there under, including, but not limited to, the defaults as a result of the failure to satisfy the interest coverage ratio and minimum net worth requirements as of December 30, 2000. However, the Company currently anticipates that it will be in violation of certain covenants under the Chase Facility in 2001. The Company is currently negotiating with its lenders under the Chase Facility to further amend certain financial covenants. Although the Company expects to reach agreement on the terms for such amendments of the Chase Facility, there is no assurance that the Company will be successful in doing so.

                                                                     SCHEDULE II


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                              Balance at          Costs                          Balance at
                                             Beginning of       Charged to                         End of
      Description                              Period            Expense        Deductions         Period
      -----------                              ------            -------        ----------         ------

Fiscal Year Ended December 30, 2000:

   Allowance for doubtful accounts            $  (201)          $  (112)          $   121          $  (192)

   Restructuring charge                            --            (2,344)               --           (2,344)

Fiscal Year Ended January 1, 2000:

   Allowance for doubtful accounts            $  (184)          $  (221)          $   204          $  (201)

Fiscal Year Ended January 2, 1999:

   Allowance for doubtful accounts            $  (168)          $   (81)          $    65          $  (184)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Kasper A.S.L., Ltd.
                                          (Registrant)

                                          By:  /s/ Gwen Gepfert
                                               -----------------------
                                               Gwen Gepfert
                                               Chief Financial Officer

Dated: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature            Title                            Date
          ---------            -----                            ----

/s/ Arthur S. Levine          Chairman of the Board and        March 29, 2001
-----------------------       Chief Executive Officer
Arthur S. Levine              (Principal Executive Officer)

/s/ Gwen Gepfert              Chief Financial Officer          March 29, 2001
-----------------------       (Principal Financial and
Gwen Gepfert                  Accounting Officer)

/s/ Lester E. Schreiber       Chief Operating Officer          March 29, 2001
-----------------------       and Director
Lester E. Schreiber

/s/ Martin Bloom              Director                         March 29, 2001
-----------------------
Martin Bloom

/s/ H. Sean Mathis            Director                         March 29, 2001
-----------------------
H. Sean Mathis

/s/ Salvatore Salibello       Director                         March 29, 2001
-----------------------
Salvatore M. Salibello

/s/ Denis J. Taura            Director                         March 29, 2001
-----------------------
Denis J. Taura

/s/ Olivier Trouveroy         Director                         March 29, 2001
-----------------------
Olivier Trouveroy

                                 EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

10.14 Consulting Agreement dated October 25, 2000, between the Company and Alvarez and Marsal, Inc.

10.15 Waiver Agreement to the Amended and Restated Credit Agreement, dated March 28, 2001