Form 10-Q
period 2001-03-31
KASPER A S L LTD
filed 2001-05-15
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2001
                               --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 1, 2001 was 6,800,000.


55745.0003

                      KASPER A.S.L., LTD. AND SUBSIDIARIES


                                      INDEX

                                                                                                                  Page No.
                                                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at March 31, 2001 and December 30, 2000 . . . . . . . . . 3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                               March 31, 2001 and Thirteen weeks ended April 1, 2000  . . . . . . . . . . . . . . . .4

                     Condensed Consolidated Statements of Cash Flows for the Thirteen weeks ended
                               March 31, 2001 and Thirteen weeks ended April 1, 2000. . . . . . . . . . . . . . . . .5

                     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . 8


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                ------------------ ---- ------------------
                                    ASSETS                                           MARCH 31,              DECEMBER 30,
                                                                                      2001                     2000
                                                                                ------------------ ---- ------------------
                                                                                   (Unaudited)
Current Assets:
      Cash and cash equivalents..............................................             $ 2,642                 $ 3,847
      Accounts receivable, net...............................................              65,436                  25,475
      Inventories, net.......................................................              88,805                 110,572
      Prepaid expenses and other current assets..............................               3,594                   4,014
      Income taxes receivable................................................                 788                     788
      Deferred taxes.........................................................               5,004                   5,004
                                                                                ------------------      ------------------
      Total Current Assets...................................................             166,269                 149,700
                                                                                ------------------      ------------------
Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $14,591 and $13,422,                                20,642                  21,282
      respectively...........................................................
Reorganization value in excess of identifiable assets, net of
      accumulated amortization of $12,493 and $11,678, respectively..........              52,688                  53,503
Trademarks, net of accumulated amortization of $8,750 and $7,933,
      respectively...........................................................             105,613                 106,430
Other Assets, at cost less accumulated amortization of $2,497 and $2,086,
      respectively...........................................................               5,785                   6,202
                                                                                ------------------      ------------------
 Total Assets................................................................            $350,997                $337,117
                                                                                ==================      ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable.......................................................             $26,237                 $34,609
      Accrued expenses and other current liabilities.........................              10,339                  11,183
      Interest payable.......................................................              15,980                  11,563
      Deferred income........................................................                 310                     414
      Taxes payable..........................................................               1,734                   1,653
      Reclassified long-term debt............................................             110,000                 110,000
      Bank revolver..........................................................              89,670                  70,258
                                                                                ------------------      ------------------
Total Current Liabilities....................................................             254,270                 239,680
Long-Term Liabilities:
      Deferred taxes.........................................................               3,352                   3,352
      Minority interest......................................................                 678                     484
                                                                                ------------------      ------------------
Total Liabilities............................................................             258,300                 243,516
Commitments and Contingencies
Shareholders' Equity:
      Common Stock, $0.01 par value; 20,000,000 shares
           authorized; 6,800,000 shares issued and outstanding...............                  68                      68
      Preferred Stock, $0.01 par value; 1,000,000 shares
           authorized; none issued and outstanding...........................                  --                      --
      Capital in excess of par value.........................................             119,932                 119,932
      Accumulated deficit....................................................            (26,537)                (25,820)
      Cumulative other comprehensive loss....................................               (766)                   (579)
                                                                                ------------------      ------------------
Total Shareholders' Equity...................................................              92,697                  93,601
                                                                                ------------------      ------------------
Total Liabilities and Shareholders' Equity...................................            $350,997                $337,117
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                    THIRTEEN WEEKS             THIRTEEN WEEKS
                                                                         ENDED                      ENDED
                                                                       MARCH 31,                  APRIL 1,
                                                                         2001                       2000
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net sales..............................................                      $ 122,681                   $107,589
Royalty income.........................................                          3,434                      3,579
Cost of sales..........................................                         89,303                     73,640
                                                                 ----------------------     ----------------------
Gross profit...........................................                         36,812                     37,528
Operating Expenses:
Selling, general and administrative expenses...........                         25,881                     26,163
Depreciation and amortization..........................                          2,883                      2,682
Restructuring charges..................................                          1,361                        ---
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         30,125                     28,845
                                                                 ----------------------     ----------------------
Operating income.......................................                          6,687                      8,683
Interest and financing costs...........................                          7,054                      5,838
                                                                 ----------------------     ----------------------
(Loss) income before provision for income taxes........                          (367)                      2,845
Provision for income taxes.............................                            350                      1,195
                                                                 ----------------------     ----------------------
Net (loss) income......................................                        $ (717)                     $1,650
                                                                 ======================     ======================
Basic (loss) earnings per common share.................                         $(.11)                     $  .24
                                                                 ======================     ======================
Diluted (loss) earnings per common share...............                         $(.11)                     $  .24
                                                                 ======================     ======================
Weighted average number of shares used in computing Basic
    earnings per common share..........................                      6,800,000                  6,800,000
Weighted average number of shares used in computing Diluted
    earnings per common share..........................                      6,800,000                  6,800,000


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                  integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   THIRTEEN WEEKS            THIRTEEN WEEKS
                                                                                        ENDED                     ENDED
                                                                                ----------------------    ----------------------
                                                                                   MARCH 31, 2001             APRIL 1, 2000
                                                                                ----------------------    ----------------------
                                                                                     (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income............................................................                  $(717)                    $1,650
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization.............................................                   2,397                     2,101
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                     815                       816
   Income applicable to minority interest....................................                     194                       119
(Increase) decrease in:
   Accounts receivable, net..................................................                (39,961)                  (36,446)
   Inventories...............................................................                  21,767                     8,779
   Prepaid expenses and other assets.........................................                     426                         3
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........                 (9,216)                     (389)
   Interest payable..........................................................                   4,417                   (3,592)
   Deferred income...........................................................                   (104)                     (343)
   Income taxes payable......................................................                      81                     1,536
                                                                                ----------------------    ----------------------
Total adjustments............................................................                (19,184)                  (27,416)
                                                                                ----------------------    ----------------------
Net cash used in operating activities........................................                (19,901)                  (25,766)
                                                                                ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from the sale of fixed assets........                   (529)                   (2,529)
                                                                                ----------------------    ----------------------
Net cash used in investing activities........................................                   (529)                   (2,529)
                                                                                ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Revolver.............................................................                  19,412                    26,342
                                                                                ----------------------    ----------------------
Net cash provided by financing activities....................................                  19,412                    26,342

Effect of exchange rate changes on cash and cash equivalents.................                   (187)                     (118)
                                                                                ----------------------    ----------------------
Net decrease in cash and cash equivalents....................................                 (1,205)                   (2,071)

Cash and cash equivalents, at beginning of period............................                   3,847                     5,086
                                                                                ----------------------    ----------------------
Cash and cash equivalents, at end of period..................................                  $2,642                    $3,015
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

           The Condensed Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 30, 2000.

           In the opinion of management, the accompanying interim Condensed Consolidated Financial Statements contain all material adjustments necessary to present fairly the Condensed Consolidated financial condition, results of operations, and changes in financial position of Kasper and its subsidiaries for the interim periods presented.

NOTE 2.  INVENTORIES

           Inventories are valued at lower of cost (first-in, first-out, "FIFO") or market.

           Inventories consist of the following:

                                         MARCH 31, 2001    DECEMBER 30, 2000
                                         --------------    -----------------
                                                   (in thousands)
   Raw materials                             $42,691             $ 39,318
   Finished goods                             46,114               71,254
                                           ----------          -----------
              Total inventories              $88,805             $110,572
                                           ==========          ===========

NOTE 3.   INCOME (LOSS) PER SHARE

           The computation of income (loss) per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 4.   DEBT

           At March 31, 2001, there were direct borrowings of $89,670,000 outstanding under the Credit Facility led by the Chase Manhattan Bank (the "Facility") and approximately $20,095,000 outstanding in letters of credit under the Facility. The Company had approximately $22,183,000 available for future borrowings as of March 31, 2001.

           On September 29, 2000 and March 30, 2001, the Company announced that it would not make its respective semi-annual interest payments of approximately $7.2 million each, due on September 30, 2000 and March 31, 2001, to holders of its 13% Senior Notes (the "Senior Notes"). Accordingly, the Company is currently in default under the terms of the Senior Notes. In addition, the Company is not in compliance with certain financial covenants and ratios under the Facility. The Company is currently engaged in discussions with an ad hoc committee of its noteholders to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. The Company is also negotiating with its lenders under the Facility to waive defaults and amend certain covenants. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes and on the terms for waivers and amendments of the Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

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

NOTE 5.  SEGMENT INFORMATION

           The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 66 Kasper retail outlet stores and 30 Anne Klein retail outlet stores throughout the United States as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, management includes the operations of Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

           The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

THIRTEEN WEEKS ENDED MARCH 31, 2001
                                                 WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                             ------------------  -----------------  -----------------    -----------------
                                                                            (in thousands)
Revenues                                              $106,407             $16,274            $3,434             $126,115
EBITDAR                                                  8,456               (524)             2,999               10,931
Depreciation and amortization                                                                                       2,883
Restructuring charges                                                                                               1,361
                                                                                                         -----------------
Operating income                                                                                                  $ 6,687


THIRTEEN WEEKS ENDED APRIL 1, 2000
                                                 WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                             ------------------  -----------------  -----------------    -----------------
                                                                            (in thousands)

Revenues                                              $ 92,110            $ 15,479            $3,579            $ 111,168
EBITDAR                                                  8,080                  86             3,199               11,365
Depreciation and amortization                                                                                       2,682
                                                                                                         -----------------
Operating income                                                                                                  $ 8,683


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the foregoing condensed consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 30,2000. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.


OVERVIEW

      The accompanying consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      As of March 31, 2001, the Company was in default under the terms of its $110 million Senior Notes (the "Senior Notes"), as amended, as the result of non-payment of its March 31, 2001 and September 30, 2000 semi-annual interest payments of $7.2 million each. The entire amount due under the Senior Notes has been reclassified as current in the accompanying consolidated balance sheet. The Company is currently engaged in discussions with an ad hoc committee of its noteholders (the "Ad Hoc Committee") to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans.

      As of March 31, 2001, the Company was in default under its Amended and Restated Credit Facility led by the Chase Manhattan Bank (the "Chase Facility"), because the Company failed to meet its interest coverage ratio and minimum net worth requirements. The Company is currently negotiating with its lenders under the Chase Facility to waive these defaults and amend certain financial covenants. In connection with an amendment under the Chase Facility, the Company was required to retain a consulting firm to assist the Company in the implementation of a restructuring plan and have named the consultant under that agreement as Chief Restructuring Officer.

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

      The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. There can be no assurances that the Company's operations can be returned to profitability.

      RESULTS OF OPERATIONS

                               REVENUES BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)

                                              FIRST QUARTER           %              FIRST QUARTER                %
                                                  2001             OF TOTAL              2000                  OF TOTAL
                                           --------------------                   --------------------
Wholesale                                             $106,407       84.4%                   $ 92,110            82.9%
Retail                                                  16,274       12.9%                     15,479            13.9%
                                           --------------------   --------        --------------------        --------
Net Sales                                              122,681       97.3%                    107,589            96.8%
Licensing                                                3,434        2.7%                      3,579             3.2%
                                           --------------------   --------        --------------------        --------
Total revenue                                         $126,115      100.0%                  $ 111,168           100.0%


                               EBITDAR BY SEGMENT
                           (000'S EXCEPT PERCENTAGES)

                                              FIRST QUARTER           %             FIRST QUARTER                %
                                                  2001             OF TOTAL             2000                  OF TOTAL
                                           --------------------                   --------------------

Wholesale                                               $8,456       77.4%                    $8,080            71.1%
Retail                                                   (524)      (4.8)%                        86             0.8%
Licensing                                                2,999       27.4%                     3,199            28.1%
                                           --------------------   --------        --------------------       --------
Total                                                  $10,931      100.0%                  $ 11,365           100.0%


               THIRTEEN WEEKS ENDED MARCH 31, 2001 AS COMPARED TO
                       THIRTEEN WEEKS ENDED APRIL 1, 2000


           TOTAL REVENUE

      Net Sales for the thirteen weeks ended March 31, 2001 (the "first quarter 2001") were $122.7 million as compared to $107.6 for the thirteen weeks ended April 1, 2000 (the "first quarter 2000"). Wholesale sales increased primarily as a result of significant sales improvements in most of the Company's labels. These improvements are the result of the correction of production problems in the first quarter 2000, which delayed shipments of product from the Company's contractors and ultimately to the Company's customers.

      Retail sales increased to $16.3 million in the first quarter 2001 from $15.5 million in the first quarter 2000, an increase of $800,000 primarily due to the net addition of 8 retail outlet stores over the last 12 months. Comparable store sales decreased 6.4% and 0.8% for Kasper retail stores and Anne Klein outlet stores, respectively, in the first quarter 2001 compared to the first quarter 2000.

      Royalty income decreased slightly to $3.4 million in the first quarter 2001 from $3.6 million in the first quarter 2000.

           GROSS PROFIT

      Gross Profit as a percentage of total revenue decreased to 29.2% for the first quarter 2001, compared to 33.8% for the first quarter 2000. Wholesale gross profit as a percentage of sales decreased to 25.9% in the first quarter 2001 from 30.0% in the first quarter 2000 in part as a result of a higher allowance accrual due to the ongoing promotional environment of department stores. Wholesale margins, however, were consistent with Company expectations.

      Retail gross profit as a percentage of sales decreased to 36.0% in the first quarter 2001 from 40.6% in the first quarter 2000 due primarily to an increase in markdowns at the Anne Klein outlet stores.


           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased to $25.9 million in the first quarter 2001 as compared to $26.2 million in the first quarter 2000. Wholesale operations cut expenses by approximately $900,000 primarily as a result of the Company's restructuring efforts. Retail store expansion, including the net addition of 8 retail outlet stores, contributed the offsetting increase of $600,000 in increased selling, administrative and occupancy costs.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RESTRUCTURING

      Earnings before interest, taxes, depreciation, amortization and restructuring, ("EBITDAR") decreased to $10.9 million in the first quarter 2001 from $11.4 million in the first quarter 2000. Wholesale EBITDAR increased approximately $400,000 over the first quarter 2000 primarily as a result of the increase in sales and decrease in expenses. Retail experienced a slight decrease in EBITDAR of $600,000. The remaining decrease is attributable to licensing operations.

           RESTRUCTURING CHARGES

      The Company recorded a $1.4 million restructuring charge to cover the estimated costs of streamlining operating and administrative functions. This charge includes those related to professional fees and other expenses associated with the implementation of the Company's restructuring program.

           AMORTIZATION OF REORGANIZATION ASSET

      As a result of the Company's 1997 spinoff under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets", (the "Reorganization Asset"). This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the first quarter 2001 and 2000 totaling approximately $815,000.

           DEPRECIATION AND AMORTIZATION

      Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $2.1 million in the first quarter 2001 and $1.9 million in the first quarter 2000, and consists of the amortization charges associated with the trademarks, as well as fixed asset depreciation. Trademarks are being amortized over 35 years. The increase relates to depreciation and amortization associated with capital expenditures.

           INTEREST AND FINANCING COSTS

      Interest and financing costs increased to $7.0 million in the first quarter 2001 from $5.8 million in the first quarter 2000. Interest expense is comprised of the interest expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the Chase Facility, and the amortization of the related bank fees and factoring fees.

      Interest relating to the Senior Notes increased to $3.8 million for the first quarter 2001 compared to $3.6 million for the first quarter 2000. Interest on the Senior Notes is 13% per annum, and is payable semi-annually on March 31 and September 30. Included in interest expense for the first quarter 2001 was approximately $260,000 in unpaid default interest on the Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company did not make the semi-annual interest payment of approximately $7.2 million, which became due on such date. The amount of unpaid interest now totals $14.8 million, as the Company did not make its March 31, 2001 $7.2 million semi-annual interest payment. There are no principal payments due until maturity, which is March 31, 2004. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $115,000 in both the first quarter 2001 and first quarter 2000.

      Interest under the Chase Facility totaled approximately $2.6 million in the first quarter 2001, an increase of $800,000 over the first quarter 2000 due primarily to the increased level of borrowings needed to finance the Anne Klein product development costs. The related bank fees are being amortized over the remaining life of the Chase Facility, and resulted in approximately $200,000 and $130,000 of amortization charges in the first quarter 2001 and first quarter 2000, respectively.

      The remaining increase in interest expense is related to factoring fees, which increased from $250,000 in the first quarter 2000 to $400,000 in the first quarter 2001, due to an increase in the fee structure of the Company's factoring agreement that was implemented in November 2000.

           INCOME TAXES

      Provision for income taxes was $300,000 for the first quarter 2001, relating primarily to foreign taxes, compared to $1.2 million for the first quarter 2000. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

      Net cash used in operating activities was $19.9 million during the first quarter 2001 and $25.8 million during the first quarter 2000. The improvement in cash flows from operating activities is partly the result of the correction of overseas production problems from the first quarter 2000, which in the first quarter 2001 enabled the Company to bring in and ultimately ship inventory on a more timely basis. Operating cash flows improved also as a result of the non-payment of Senior Notes interest, and was offset partially by the net loss for the first quarter 2001 and a decrease in accounts payable. The decrease in cash flows from investing activities resulted from greater capital expenditures in the first quarter 2000 relating to the warehouse expansion for the increased space needed for the Anne Klein product lines and for Anne Klein showroom improvements. The increase in cash flows from financing activities is the result of the increased financing needed for the Company's Anne Klein operations.

      On July 9, 1999, the Company entered into the Chase Facility in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). The Chase Facility provides the Company with a revolving credit line of up to $160 million. The Chase Facility provides, among other things, for the maintenance of certain financial ratios and covenants, and sets limits on the amount of capital expenditures and dividends to shareholders. The Chase Facility is scheduled to expire on December 31, 2003. Availability under the Chase Facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowings is determined based on stated margins above the prime rate at the Chase Manhattan Bank ("Chase"), which on March 31, 2001 was 1.0% above the prime rate. The Chase Facility was amended on December 22, 1999, June 29, 2000 and November 13, 2000 to modify certain financial ratios and covenants. The Company paid approximately $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999 and $875,000 in connection with the November 13, 2000 amendment. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the applicable amendment. As of March 31, 2001, there were direct borrowings of $89.7 million outstanding, $20.1 million in letters of credit outstanding and $22.2 million available for future borrowings.

      As of March 31, 2001, the Company was in default under the Chase Facility, because it did not meet certain financial covenants there under including, the interest coverage ratio and minimum net worth requirement. The Company is currently negotiating with the lenders under the Chase Facility to waive such defaults and amend certain financial covenants. Although the Company expects to reach agreement on the terms of such waivers and amendments, no assurance can be given that the Company will be successful in doing so. As of March 31, 2001, the $89.7 million outstanding under the Chase Facility has been reclassified as a short-term liability.

      Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September
30. Interest relating the Senior Notes totaled $3.8 million for the first quarter 2001 and $3.6 million for the first quarter 2000. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

      On June 16, 1999, a majority of the aggregate principal amount of its Senior Notes as of May 21, 1999, consented to certain amendments to the Senior Notes. As a result, the Company was required to pay to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million (the "Consent Fee"). The Consent Fee is being amortized over the remaining life of the Senior Notes and is included in interest and financing costs.

      On March 30, 2001 and September 29, 2000, the Company announced that it would not make its semi-annual interest payments of approximately $7.2 million each to holders of its Senior Notes. Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with the Ad Hoc Committee to formulate a financial restructuring that will address current liquidity deficiencies and enhance the Company's ability to operate under its short- and long-term plans. As a result of the default, the $110 million Senior Notes have been reclassified as short-term debt.

           Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, and on waivers and amendments to the Chase Facility, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreements, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options. As previously discussed, the defaults on the Senior Notes and the Chase Facility raise substantial doubt as to the ability of the Company to continue as a going concern.

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

      Capital expenditures were $500,000 and $2.5 million for the first quarter 2001 and first quarter 2000, respectively. Capital expenditures represent funds spent for warehouse expansion, showroom improvements, new retail stores, information systems, overseas facilities development and general improvements.

      If the Company and the lenders under the Chase Facility reach an agreement to waive defaults and amend certain financial covenants under the Chase Facility, the Company anticipates that it will be in a position to satisfy its ongoing cash requirements, in the near term, through borrowings under the Chase Facility and, from time to time, amounts received in connection with strategic transactions, including, among other things, licensing arrangements. Events that may impact the Company's ability to meet its ongoing cash requirements in the near term include, but are not limited to, failure to reach an agreement with a substantial majority of noteholders of its Senior Notes, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), and future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current trend persists, the Company's financial results could continue to be negatively impacted.

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

o the Company's dependence on its financing arrangement under the Chase Facility and its ability to reach agreement on waivers and amendments of the Chase Facility and to achieve ongoing amended covenant requirements in future periods; and

o the ability of the Company to reach an agreement with holders of the Senior Notes on the terms of a financial restructuring of such Senior Notes


      All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           10.1 Consulting Agreement dated April 11, 2001, between the Company and Alvarez and Marsal, Inc.

(b)        Reports on Form 8-K:

           None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KASPER A.S.L., LTD.
                                        (Registrant)
Dated: May 15, 2001
                                        /s/ Arthur S. Levine
                                        -------------------------------------
                                        Arthur S. Levine
                                        Chairman and Chief Executive Officer



                                        /s/ Gwen Gepfert
                                        -------------------------------------
                                        Gwen Gepfert
                                        Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

     10.1 Consulting Agreement dated April 11, 2001, between the Company and Alvarez and Marsal, Inc