Form 10-Q
period 2001-06-30
KASPER A S L LTD
filed 2001-08-14
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001
                               -------------

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


                               Delaware 22-3497645
                           ---------------------------
            (State of Incorporation) (IRS Employer Identification No)

                    77 Metro Way, Secaucus, New Jersey 07094
     -----------------------------------------------------------------------
              (Address and zip code of principal executive office)

                                 (201) 864-0328
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 14, 2001 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES




                                      INDEX


                                                                                                               Page No.
                                                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 2001 and December 30, 2000 . . . . . . . . . . . 3

                  Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                           June 30, 2001 and Thirteen weeks ended July 1, 2000 . . . . . . . . . . . . . . . . . . . 4

                  Condensed Consolidated Statements of Operations for the Twenty-six weeks ended
                           June 30, 2001 and Twenty-six weeks ended July 1, 2000 . . . . . . . . . . . . . . . . . . 5

                  Condensed Consolidated Statements of Cash Flows for the Twenty-six weeks ended
                           June 30, 2001 and Twenty-six weeks ended July 1, 2000 . . . . . . . . . . . . . . . . . . 6

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                    -------------------------------------
                              ASSETS                                     June 30,         December 30,
                                                                           2001               2000
                                                                    -------------------------------------
                                                                      (Unaudited)
Current Assets:
     Cash and cash equivalents....................................          $ 3,278              $ 3,847
     Restricted cash..............................................            1,000                   --
     Accounts receivable, net.....................................           20,828               25,475
     Inventories, net.............................................           96,695              110,572
     Prepaid expenses and other current assets....................            5,406                4,014
     Income taxes receivable......................................              788                  788
     Deferred taxes...............................................            5,004                5,004
                                                                    ----------------    -----------------
     Total Current Assets.........................................          132,999              149,700
                                                                    ----------------    -----------------
Property, plant and equipment, at cost less accumulated
     depreciation and amortization of $15,734 and $13,422,
     respectively.................................................           19,663               21,282
Reorganization value in excess of identifiable assets, net of accumulated amortization of $13,308 and $11,678,
     respectively................................................            51,873               53,503
Trademarks, net of accumulated amortization of $9,567 and $7,933,
     respectively.................................................          104,796              106,430
Other Assets, at cost less accumulated amortization of $2,948 and
     $2,086, respectively.........................................            6,019                6,202
                                                                    ----------------    -----------------
 Total Assets.....................................................         $315,350             $337,117
                                                                    ================    =================

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.............................................          $23,677              $34,609
     Accrued expenses and other current liabilities...............           12,491               11,183
     Interest payable.............................................           20,192               11,563
     Deferred income..............................................              207                  414
     Taxes payable................................................            1,873                1,653
     Reclassified long-term debt..................................          110,000              110,000
     Bank revolver................................................           64,020               70,258
                                                                    ----------------    -----------------
Total Current Liabilities.........................................          232,460              239,680
Long-Term Liabilities:
     Deferred taxes...............................................            3,352                3,352
     Minority interest............................................              599                  484
                                                                    ----------------    -----------------
Total Liabilities.................................................          236,411              243,516
Commitments and Contingencies
Shareholders' Equity:
     Common Stock, $0.01 par value; 20,000,000 shares
         authorized; 6,800,000 shares issued and outstanding......               68                   68
     Preferred Stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding..................               --                   --
     Capital in excess of par value...............................          119,932              119,932
     Accumulated deficit..........................................         (40,420)             (25,820)
     Cumulative other comprehensive loss..........................            (641)                (579)
                                                                    ----------------    -----------------
Total Shareholders' Equity........................................           78,939               93,601
                                                                    ----------------    -----------------
Total Liabilities and Shareholders' Equity........................         $315,350             $337,117
                                                                    ================    =================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                          Thirteen Weeks        Thirteen Weeks
                                                              Ended                  Ended
                                                             June 30,               July 1,
                                                               2001                  2000
                                                        -------------------    ------------------
                                                           (Unaudited)            (Unaudited)
Net sales......................................                    $75,514               $76,897
Royalty income.................................                      3,308                 3,258
Cost of sales..................................                     56,216                55,578
                                                        -------------------    ------------------
Gross profit...................................                     22,606                24,577
Operating Expenses:
Selling, general and administrative expenses...                     24,725                23,945
Depreciation and amortization..................                      2,971                 2,755
Restructuring charges..........................                      1,136                   ---
                                                        -------------------    ------------------
Total operating expenses.......................                     28,832                26,700
                                                        -------------------    ------------------
Operating loss.................................                    (6,226)               (2,123)
Interest and financing costs...................                      7,283                 5,894
                                                        -------------------    ------------------
Loss before income taxes.......................                   (13,509)               (8,017)
Income tax provision (benefit).................                        372               (3,367)
                                                        -------------------    ------------------
Net loss.......................................                 $ (13,881)              $(4,651)
                                                        ===================    ==================
Basic loss per common share....................                    $(2.04)              $ (0.68)
                                                        ===================    ==================
Diluted loss per common share..................                    $(2.04)              $ (0.68)
                                                        ===================    ==================
Weighted average number of shares used in computing
   basic loss per common share.................                  6,800,000             6,800,000
Weighted average number of shares used in computing
   diluted loss per common share...............                  6,800,000             6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                         Twenty-six Weeks      Twenty-six Weeks
                                                              Ended                  Ended
                                                             June 30,               July 1,
                                                               2001                  2000
                                                        -------------------    ------------------
                                                           (Unaudited)            (Unaudited)
Net sales......................................                  $ 198,196              $184,486
Royalty income.................................                      6,741                 6,837
Cost of sales..................................                    145,520               129,215
                                                        -------------------    ------------------
Gross profit...................................                     59,417                62,108
Operating Expenses:
Selling, general and administrative expenses...                     50,603                50,110
Depreciation and amortization..................                      5,856                 5,437
Restructuring charges..........................                      2,497                   ---
                                                        -------------------    ------------------
Total operating expenses.......................                     58,956                55,547
                                                        -------------------    ------------------
Operating income...............................                        461                 6,561
Interest and financing costs...................                     14,339                11,731
                                                        -------------------    ------------------
Loss before income taxes.......................                   (13,878)               (5,170)
Income tax provision (benefit).................                        722               (2,171)
                                                        -------------------    ------------------
Net loss.......................................                  $(14,600)             $ (2,999)
                                                        ===================    ==================
Basic loss per common share....................                   $ (2.15)              $ (0.44)
                                                        ===================    ==================
Diluted loss per common share..................                   $ (2.15)              $ (0.44)
                                                        ===================    ==================
Weighted average number of shares used in computing
   basic loss per common share.................                  6,800,000             6,800,000
Weighted average number of shares used in computing
   diluted loss per common share...............                  6,800,000             6,800,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Twenty-six Weeks      Twenty-six Weeks
                                                                                Ended                 Ended
                                                                              June 30,               July 1,
                                                                                2001                  2000
                                                                          ------------------    ------------------
                                                                             (Unaudited)           (Unaudited)
Cash Flows from Operating Activities:
Net loss..........................................................                $(14,600)              $(2,999)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization..................................                    4,808                 4,271
   Amortization of reorganization value in excess of identifiable
        assets....................................................                    1,630                 1,630
   Income applicable to minority interest.........................                      115                    32
Decrease (increase) in:
   Accounts receivable, net.......................................                    4,647               (4,783)
   Inventories....................................................                   13,877              (19,659)
   Prepaid expenses and other assets..............................                  (2,071)               (2,718)
   Income taxes receivable........................................                       --               (1,719)
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities                 (9,624)                 8,445
   Interest payable...............................................                    8,109                  (88)
   Deferred income................................................                    (207)                 (794)
   Taxes payable..................................................                      220                 (413)
                                                                          ------------------    ------------------
Total adjustments.................................................                   21,504              (15,796)
                                                                          ------------------    ------------------
Net cash provided by (used in) operating activities...............                    6,904              (18,795)
                                                                          ------------------    ------------------

Cash Flows from Investing Activities:
   Interest rate swap.............................................                      520                    --
   Capital expenditures net of proceeds from the sale of fixed assets                 (693)               (3,584)
                                                                          ------------------    ------------------
Net cash used in investing activities.............................                    (173)               (3,584)
                                                                          ------------------    ------------------

Cash Flows from Financing Activities:
   Bank Revolver..................................................                  (6,238)                20,550
                                                                          ------------------    ------------------
Net cash (used in) provided by financing activities...............                  (6,238)                20,550

Effect of exchange rate changes on cash and cash equivalents......                     (62)                  (93)
                                                                          ------------------    ------------------
Net increase (decrease) in cash and cash equivalents..............                      431               (2,091)

Cash and cash equivalents, at beginning of period.................                    3,847                 5,086
                                                                          ------------------    ------------------
Cash and cash equivalents, at end of period.......................                   $4,278                $2,995
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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments -

     The Company complies with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. If certain conditions are met, whereby the derivative instrument has been designated as a fair value hedge, the derivative instrument and the hedged item are marked to fair value through earnings. If the derivative is designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is recorded in comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Accounting for qualifying hedges requires that a company must formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. For derivatives not accounted for as hedges, fair value adjustments are recorded to earnings. Reference is made to Note 5 for a discussion of the Company's derivative instrument and transactions.

Recently Issued Accounting Pronouncements -

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company will adopt these statements effective January 1, 2002. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

NOTE 3.  INVENTORIES

     Inventories are valued at lower of cost (first-in, first-out, "FIFO") or market and consist of the following:

                                             June 30,    December 30,
                                               2001         2000
                                               ----         ----
                                                 (in thousands)

              Raw materials                  $ 39,709     $ 39,318
              Finished goods                   56,986       71,254
                                             --------     --------
                       Total inventories     $ 96,695     $110,572
                                             ========     ========

NOTE 4.   LOSS PER SHARE

     The computation of basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 5.   DEBT

     At June 30, 2001, there were direct borrowings of $64,020,000 outstanding under the Credit Facility led by the Chase Manhattan Bank (the "Chase Facility") and approximately $22,092,000 outstanding in letters of credit under the Chase Facility. The Company had approximately $16,852,000 available for future borrowings as of June 30, 2001.

     On September 29, 2000 and March 30, 2001, the Company announced that it would not make its respective semi-annual interest payments of approximately $7.2 million each, due on September 30, 2000 and March 31, 2001, to holders of its 13% Senior Notes (the "Senior Notes"). Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with an ad hoc committee of its noteholders to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreement, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

     The Company has been advised by its independent public accountants that should the situation described above remain unresolved at year-end, the auditors' report on those financial statements will be modified for that contingency.

     On June 26, 2001, the Company announced that it had entered into Amendment Agreement No. 4 and Waiver to the Chase Facility, dated June 19, 2001, which amended, among other things, certain terms and conditions relating to financial covenants under the Chase Facility and waived certain events of default that occurred and were continuing in connection with those financial covenants.

     As a result of the defaults under the Senior Notes, the indebtedness under the Senior Notes and the Chase Facility have been reclassified on the Company's balance sheet as short-term obligations.

     The Company uses an interest rate swap to mitigate interest rate risk. This transaction does not qualify for hedge accounting and accordingly, changes in fair value are reflected in current earnings. The change in fair value is shown in the consolidated statement of operations as a component of interest expense. The following table provides information on the interest rate swap:

                                Notional Amount     Maturity       Weighted Average Interest      Estimated Fair
                                                      Date                   Rate                      Value
                                ----------------- -------------- ------------------ ----------- --------------------
                                                                   Received (1)      Paid (2)
Interest Rate Swap Agreement       $25,000,000    June 30, 2002        6.19%          6.19%          $520,000

(1) Weighted average rate received is generally based upon three-month LIBOR. The rate in effect at June 29, 2001 is 4.9%

(2) The weighted average rate paid represents the rate contracted for at the time the off-balance sheet financial instrument was entered into.

NOTE 6.  SEGMENT INFORMATION

     The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 66 Kasper retail outlet stores and 28 Anne Klein retail outlet stores throughout the United States as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, management includes the operations of Asia Expert Limited in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

     The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

                                   Thirteen Weeks Ended                                Thirteen Weeks Ended
                                       June 30, 2001                                       July 1, 2000
                      ------------------------------------------------  ---------------------------------------------------
                       Wholesale     Retail     Licensing    Total      Wholesale     Retail      Licensing      Total
                      ------------- ----------  ---------------------- ------------ ------------ ------------ ------------
Revenues                  $ 56,614   $ 18,900      $ 3,308    $78,822     $ 58,222     $ 18,675      $ 3,258     $ 80,155
EBITDAR                    (6,317)      1,188        3,010    (2,119)      (2,243)           62        2,813          632
Depreciation and
 amortization                                                   2,971                                               2,755
Restructuring Charge                                            1,136                                                 ---
                                                           -----------                                        ------------
Operating loss                                                $(6,226)                                            $(2,123)


                                  Twenty-six Weeks Ended                              Twenty-six Weeks Ended
                                       June 30, 2001                                       July 1, 2000
                      ------------------------------------------------  ---------------------------------------------------
                       Wholesale     Retail     Licensing    Total      Wholesale     Retail      Licensing      Total
                      ------------- ----------  ---------------------- ------------ ------------ ------------ ------------

Revenues                 $ 163,022    $35,174       $6,741   $204,937    $ 150,331     $ 34,155      $ 6,837    $ 191,323
EBITDAR                      2,142        664        6,008      8,814        5,838          148        6,012       11,998
Depreciation and
 amortization                                                   5,856                                               5,437
Restructuring Charge                                            2,497                                                 ---
                                                           -----------                                        ------------
Operating income                                                $ 461                                             $ 6,561

NOTE 7.  MULTI EMPLOYER BENEFIT PLAN

     Certain union employees of the Company participate in a union sponsored, collectively bargained multi-employer pension plan. This plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company has no present intention of withdrawing from this plan, nor has the Company been informed that there is any intention to terminate such plan. During 2001 the Company has funded approximately $1.2 million to the plan.

NOTE 8.  RESTRUCTURING CHARGE

     During 2001, the Company recorded a $2.5 million restructuring charge. The charge consists mainly of professional fees. During 2000 and the first half of 2001, the Company has incurred $4.8 million in restructuring charges, consisting of $3.7 million in professional fees and $1.1 million in contract termination and severance costs.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the foregoing condensed consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.

Overview
--------

     The accompanying consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As of June 30, 2001, the Company was in default under the terms of its $110 million Senior Notes (the "Senior Notes"), as amended, as the result of non-payment of its March 31, 2001 and September 30, 2000 semi-annual interest payments of $7.2 million each. The entire amount due under the Senior Notes has been reclassified as a current liability in the accompanying consolidated balance sheet. The Company is currently engaged in discussions with an ad hoc committee of its noteholders (the "Ad Hoc Committee") to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans.

     On June 26, 2001, the Company announced that it had entered into Amendment Agreement No. 4 and Waiver to its Amended and Restated Credit Facility led by the Chase Manhattan Bank (the "Chase Facility"), dated June 19, 2001, which amended, among other things, certain terms and conditions relating to financial ratios and covenants under the Chase Facility and waived certain events of default that occurred and were continuing in connection with those financial covenants. In connection with a prior amendment under the Chase Facility, the Company was required to retain a consulting firm to assist the Company in the implementation of a restructuring plan and have named the consultant under that agreement as Chief Restructuring Officer.

     Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreement, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

     The Company has been advised by its independent public accountants that should the situation described above remain unresolved at year-end, the auditors' report on the Company's financial statements will be modified for that contingency.

     The condensed consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form. There can be no assurances that the Company's operations can be returned to profitability.

     Results of Operations

                                                        Revenues by Segment
                                                     (000's except percentages)

                                  Second Quarter                                     First Half
                   ----------------------------------------------   ----------------------------------------------
                                   %                       %                        %                       %
                      2001     of Total       2000     of Total        2001     of Total       2000     of Total
                   ------------            ------------             ------------            ------------
Wholesale             $ 56,614     71.8%      $ 58,222     72.6%       $163,022     79.5%     $ 150,331     78.5%
Retail                  18,900     24.0%        18,675     23.3%         35,174     17.2%        34,155     17.9%
                      --------    -----       --------    -----        --------    -----       --------    -----
Net Sales               75,514     95.8%        76,897     95.9%        198,196     96.7%       184,486     96.4%
Licensing                3,308      4.2%         3,258      4.1%          6,741      3.3%         6,837      3.6%
                      --------    -----       --------    -----        --------    -----       --------    -----
Total Revenue         $ 78,822    100.0%      $ 80,155    100.0%       $204,937    100.0%      $191,323    100.0%

                                                  EBITDAR by Segment
                                              (000's except percentages)

                             Second Quarter                                    First Half
                   ------------------------------------          ---------------------------------------
                      2001                    2000                     2001                    2000
                   ------------            ------------             ------------            ------------

Wholesale            $ (6,317)               $ (2,243)                  $ 2,142                 $ 5,838
Retail                   1,188                      62                      664                     148
Licensing                3,010                   2,813                    6,008                   6,012
                   ------------            ------------             ------------            ------------
Total                $ (2,119)                 $   632                  $ 8,814                $ 11,998

Thirteen Weeks Ended June 30, 2001 as Compared to Thirteen Weeks ended July 1, 2000

         Total Revenue

     Net sales for the thirteen weeks ended June 30, 2001 (the "second quarter 2001") were $75.5 million as compared to $76.9 million for the thirteen weeks ended July 1, 2000 (the "second quarter 2000"). Wholesale sales decreased primarily as a result of an increase in allowances, along with a timing shift in sales as a result of more timely first quarter 2001 shipments which were delayed until the second quarter in the prior year.

     Retail sales increased to $18.9 million in the second quarter 2001 from $18.7 million in the second quarter 2000, an increase of $200,000 primarily due to the net addition of 5 retail outlet stores over the last 12 months. Comparable store sales decreased 4.0% and 10.6% for Kasper retail stores and Anne Klein outlet stores, respectively, in the second quarter 2001 compared to the second quarter 2000.

     Royalty income remained constant at $3.3 million in both the second quarter 2001 and second quarter 2000.

         Gross Profit

     Gross profit as a percentage of total revenue decreased to 28.7% for the second quarter 2001, compared to 30.7% for the second quarter 2000. Wholesale gross profit as a percentage of sales decreased to 20.4% in the second quarter 2001 from 24.9% in the second quarter 2000 primarily as a result of a higher allowance accrual due to the ongoing promotional environment of department stores.

     Retail gross profit as a percentage of sales increased to 41.0% in the second quarter 2001 from 36.6% in the second quarter 2000 due primarily to improvements in Anne Klein outlet stores, which in the second quarter 2000 were generating greater markdowns in order to close out older merchandise and strategically position the stores.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $24.7 million in the second quarter 2001 as compared to $23.9 million in the second quarter 2000. Wholesale operation expenses increased approximately $577,000 primarily as a result of an increase in administrative expenses offset by a decrease in advertising expense. Retail store expansion, including the net addition of 5 retail outlet stores, contributed $340,000 in increased selling, administrative and occupancy costs. A $150,000 reduction in licensing expenses resulted in the offsetting decrease.

         Earnings before Interest, Taxes, Depreciation, Amortization and Restructuring

     Earnings before interest, taxes, depreciation, amortization and restructuring, ("EBITDAR") decreased to a loss of $2.1 million in the second quarter 2001 from earnings of $630,000 in the second quarter 2000. Wholesale EBITDAR decreased approximately $4.1 over the second quarter 2000 primarily as a result of the decrease in gross profit and increase in expenses. Retail EBITDAR increased approximately $1.1 million as a result of the improvement in Anne Klein outlet stores. The remaining offsetting increase is attributable to licensing operations.

         Restructuring Charges

     During the second quarter 2001, the Company recorded a $1.1 million restructuring charge to cover the estimated costs of streamlining operating and administrative functions. This charge includes those related to professional fees and other expenses associated with the implementation of the Company's restructuring program.

         Amortization of Reorganization Asset

     As a result of the Company's 1997 spinoff under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets", (the "Reorganization Asset"). The Reorganization Asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the second quarter 2001 and the second quarter 2000 totaling approximately $815,000.

         Depreciation and Amortization

     Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $2.2 million in the second quarter 2001 and $2.0 million in the second quarter 2000, and consists of the amortization charges associated with trademarks, as well as fixed asset depreciation. Trademarks are being amortized over 35 years. The increase primarily relates to depreciation and amortization associated with capital expenditures.

         Interest and Financing Costs

     Interest and financing costs increased to $7.3 million in the second quarter 2001 from $5.9 million in the second quarter 2000. Interest expense is comprised of the interest expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the Chase Facility, and the amortization of the related bank fees, factoring fees and changes in fair value of the Company's interest rate swap.

     Interest relating to the Senior Notes increased to $4.1 million for the second quarter 2001 compared to $3.6 million for the second quarter 2000. Interest on the Senior Notes is 13% per annum, and is payable semi-annually on March 31 and September 30. Included in interest expense for the second quarter 2001 was approximately $530,000 in unpaid default interest on its Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on its Senior Notes on September 30, 2000 because the Company did not make its semi-annual interest payment of approximately $7.2 million, which became due on such date. The amount of unpaid interest now totals $15.5 million, because, in addition to not making the September 30, 2000 semi-annual interest payment, the Company did not make its $7.2 million semi-annual interest payment, which was due on March 31, 2000. There are no principal payments due until maturity, which is March 31, 2004. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $115,000 in both the second quarter 2001 and the second quarter 2000.

     Interest under the Chase Facility totaled approximately $1.9 million in the second quarter 2001, and $1.8 million in the second quarter 2000. The related bank fees are being amortized over the remaining life of the Chase Facility, and resulted in approximately $260,000 and $140,000 of amortization charges in the second quarter 2001 and second quarter 2000, respectively. The increase in bank fee amortization over the prior year is the result of an $875,000 bank fee relating to an amendment in November 2000 and a $675,000 bank fee relating to an amendment in June 2001.

     The remaining increase in interest expense is related to factoring fees, which increased from $240,000 in the second quarter 2000 to $400,000 in the second quarter 2001, due to an increase in the fee structure of the Company's factoring agreement that became effective November 2000, along with approximately $520,000 in interest relating to the Company's interest rate swap.

         Income Taxes

     Provision for income taxes was $372,000 for the second quarter 2001, relating primarily to foreign taxes, compared to a benefit $3.4 million for the second quarter 2000. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

Twenty-six Weeks Ended June 30, 2001 as Compared to Twenty-six Weeks ended July 1, 2000

         Total Revenue

     Net sales for the twenty-six weeks ended June 30, 2001 (the "first half 2001") were $198.2 million as compared to $184.5 for the twenty-six weeks ended July 1, 2000 (the "first half 2000"). Wholesale sales increased primarily as a result of the sales contributed by the new Anne Klein2 sportswear line, which did not begin shipping until the third quarter 2000. Exclusive of the Anne Klein2 line, wholesale sales remained constant over the first half 2000. Due to the highly promotional level of activity currently being experienced in department stores, additional markdowns and allowances were given in the second quarter 2001, offsetting sales increases in the first quarter 2001.

     Retail sales increased to $35.2 million in the first half 2001 from $34.2 million in the first half 2000, an increase of approximately 3.0% due to the net addition of 1 Kasper retail outlet store and 4 Anne Klein retail outlet stores over the last 12 months. Sales of the Kasper retail outlet stores remained relatively constant over the prior year, while the new Anne Klein retail stores' sales contributed an additional $1.2 million in sales. Comparable Kasper store sales were $24.8 million in the first half 2001 compared to $26.1 million in the first half 2000. 2001 Anne Klein comparable store sales were $6.3 million versus $6.7 million in 2000.

     Royalty income decreased approximately $100,000 in the first half 2001 from $6.8 million in the first half 2000.

         Gross Profit

     Gross profit as a percentage of total revenue decreased to 29.0% for the first half 2001, compared to 32.5% for the first half 2000. The decline over the first half 2000 can be attributed to wholesale operations. Wholesale gross profit as a percentage of sales decreased to 24.0% in the first half 2001 from 28.0% in the first half 2000 as a result of the promotional activity in selected seasonal merchandise offerings, which resulted in higher markdowns and allowances.

     Retail gross profit as a percentage of sales increased to 38.6% in the first half 2001 from 38.4% in the first half 2000 with significant margin improvements at the Anne Klein outlet stores in the second quarter 2001 offsetting a weak first quarter.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $50.6 million in the first half 2001 as compared to $50.1 million in the first half 2000, an increase of $500,000. Wholesale expenses were down $380,000 from the first half 2000, primarily as a result of the Company's restructuring efforts. Retail store expansion, including the net addition of 1 Kasper retail outlet store and 4 Anne Klein retail outlet stores, accounted for $970,000 in increased selling, administrative and occupancy costs. Licensing division operations accounted for the remaining $100,000 in administrative expense savings during the first half 2001.

         Earnings before Interest, Taxes, Depreciation, Amortization and Restructuring

     EBITDAR decreased to $8.8 million in the first half 2001 from $12.0 million in the first half 2000. Wholesale EBITDAR decreased $3.7 million over the first half 2000 primarily as a result of the decline in margins as a result of the current highly competitive and promotional retail environment. Retail experienced a $500,000 increase in EBITDAR reflecting the improvement of the Anne Klein retail outlet stores during the second quarter 2001, while licensing's EBITDAR contribution remained constant.

         Amortization of Reorganization Asset

     The Company incurred amortization charges for the Reorganization Asset for both the first half 2001 and 2000 totaling approximately $1.6 million.

         Depreciation and Amortization

     Depreciation and amortization, excluding the amortization of the Reorganization Asset, increased to approximately $4.2 million in the first half 2001 from approximately $3.8 million in the first half 2000 and consist of the amortization charges associated with trademarks, as well as fixed asset depreciation. Trademarks are being amortized over 35 years. The increase relates to depreciation and amortization associated with capital expenditures.

         Interest and Financing Costs

     Interest and financing costs increased to $13.8 million in the first half 2001 from $11.7 million in the first half 2000, an increase of approximately $2.1 million. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on amounts outstanding under the Chase Facility and the amortization of the associated bank fees, factoring fees and changes in fair value of the Company's interest rate swap.

     Interest relating to the Senior Notes increased to $7.9 million for the first half 2001 compared to $7.2 million for the first half 2000. Included in interest expense for the first half 2001 was approximately $790,000 in unpaid default interest on the Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company did not make the semi-annual interest payment of approximately $7.2 million, which became due on such date. The amount of unpaid interest now totals $15.5 million, as the Company did not make its March 31, 2001 $7.2 million semi-annual interest payment. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $230,000 in both the second quarter 2001 and second quarter 2000.

     Interest under the Chase Facility totaled approximately $4.4 million in the first half 2001, and $3.6 million in the first half 2000. The related bank fees are being amortized over the remaining life of the Chase Facility, and resulted in approximately $495,000 and $265,000 of amortization charges in the first half 2001 and first half 2000, respectively. The increase in bank fees over prior year is the result of an $875,000 bank fee relating to an amendment in November 2000 and a $675,000 amendment fee in June 2001.

     The remaining increase in interest expense is related to factoring fees, which increased from $480,000 in the first half 2000 to $800,000 in the first half 2001, due to an increase in the fee structure of the Company's factoring agreement that became effective in November 2000, along with $520,000 of interest relating the Company's interest rate swap agreement.

         Income Taxes

     Provision for income taxes was $722,000 for the first half 2001, relating primarily to foreign taxes, compared to a benefit of $2.2 million for the first half 2000. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

Liquidity and Capital Resources
-------------------------------

     The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

     Net cash provided by operating activities was $6.9 million during the first half 2001 compared to cash used of $18.8 million during the first half 2000. The improvement in cash flows from operating activities is partly the result of the significant improvement in inventory levels. Operating cash flows improved also as a result of the non-payment of Senior Notes interest, and was offset partially by the net loss for the first half 2001 and a decrease in accounts payable. The decrease in cash used in investing activities resulted from greater capital expenditures in the first half 2000 relating to the warehouse expansion for the increased space needed for the Anne Klein product lines and for Anne Klein showroom improvements, along with the change in fair value of the Company's interest rate swap. The decrease in cash flows from financing activities is the result of the greater cash infusion needed in the prior year in order to fund the start-up of the Anne Klein2 sportswear line.

     On July 9, 1999, the Company entered into the Chase Facility in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). The Chase Facility provides the Company with a revolving credit line of up to $160 million, and is secured by substantially all the assets of the Company. The Chase Facility provides, among other things, for the maintenance of certain financial ratios and covenants, and sets limits on the amount of capital expenditures and dividends to shareholders. The Chase Facility is scheduled to expire on December 31, 2003. Availability under the Chase Facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowings is determined based on stated margins above the prime rate at the Chase Manhattan Bank ("Chase"), which on June 30, 2001 was 1.0% above the prime rate. The Chase Facility was amended on December 22, 1999, June 29, 2000, November 13, 2000 and June 19, 2001 to modify certain financial ratios and covenants and waive certain defaults that had occurred and were continuing thereunder. The Company paid approximately $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999, $875,000 in connection with the November 13, 2000 amendment and $675,000 in connection with the June 19, 2001 amendment. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the applicable amendment. As of June 30, 2001, there were direct borrowings of approximately $64.0 million outstanding, $22.1 million in letters of credit outstanding and $16.9 million available for future borrowings.

     Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September
30. Interest relating the Senior Notes totaled $7.9 million for the first half 2001 and $7.2 million for the first half 2000. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

     On March 30, 2001 and September 29, 2000, the Company announced that it would not make its semi-annual interest payments of approximately $7.2 million each to the holders of its Senior Notes. Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with the Ad Hoc Committee to formulate a financial restructuring that will address current liquidity deficiencies and enhance the Company's ability to operate under its short- and long-term plans. As a result of such default, the $110 million Senior Notes and $64.0 million outstanding under the Chase Facility have been reclassified as short-term debt.

     Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, there is no assurance that the Company will be successful in doing so. If the Company is unable to reach such agreement, it may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options. As previously discussed, the defaults on the Senior Notes raise substantial doubt as to the ability of the Company to continue as a going concern.

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

     Capital expenditures were $1.0 and $3.6 million for the first half 2001 and the first half 2000, respectively. Capital expenditures represent funds spent for warehouse expansion, showroom improvements, new retail stores, information systems, overseas facilities development and general improvements.

     The Company currently anticipates that it will be in a position to satisfy its ongoing cash requirements, in the near term, through borrowings under the Chase Facility and, from time to time, amounts received in connection with strategic transactions, including, among other things, licensing arrangements. Events that may impact the Company's ability to meet its ongoing cash requirements in the near term include, but are not limited to, failure to reach an agreement with a substantial majority of noteholders of its Senior Notes, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), and future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current promotional trend persists, the Company's financial results could continue to be negatively impacted.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  3.1 Second Amended and Restated By-laws


         (b)      Reports on Form 8-K:

                  On June 29, 2001, the Company filed a current report on Form 8-K to disclose that it had entered into an amended agreement with its lenders under the Chase Facility, which amended compliance with certain financial covenants and waived all existing defaults there under.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Kasper A.S.L., Ltd.
                                (Registrant)
Dated:   August 14, 2001

                                 /s/ John D. Idol
                                -----------------------------------
                                John D. Idol
                                Chief Executive Officer
                                (Principal Executive Officer)



                                 /s/ Laura Lentini
                                -------------------------------------------
                                Laura Lentini
                                Vice President - Controller
                                (Principal Financial and Accounting Officer)