Form 10-Q
period 2001-09-29
KASPER A S L LTD
filed 2001-11-19
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended SEPTEMBER 29, 2001
                                              ------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from               to
                                              --------------  --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 14, 2001 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES


                                      INDEX


                                                                                                                     Page No.
                                                                                                                     --------
PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at September 29, 2001 and December 30, 2000 . . . . . . . . . 3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                               September 29, 2001 and Thirteen weeks ended September 30, 2000 . . . . . . . . . . . . .  4

                     Condensed Consolidated Statements of Operations for the Thirty-nine weeks ended
                               September 29, 2001 and Thirty-nine weeks ended September 30, 2000 . . . . . . . . . . . . 5

                     Condensed Consolidated Statements of Cash Flows for the Thirty-nine weeks ended
                               September 29, 2001 and Thirty-nine weeks ended September 30, 2000 . . . . . . . . . . . . 6

                     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . 11


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


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                ---------------------------------------------
                                    ASSETS                                          SEPTEMBER 29,          DECEMBER 30, 2000
                                                                                       2001
                                                                                ---------------------------------------------
                                                                                    (Unaudited)
Current Assets:
      Cash and cash equivalents..............................................               $ 2,304                  $ 3,847
      Restricted cash........................................................                 1,000                       --
      Accounts receivable, net...............................................                45,466                   25,475
      Inventories, net.......................................................                69,824                  110,572
      Prepaid expenses and other current assets..............................                 5,380                    4,014
      Income taxes receivable................................................                   401                      788
      Deferred taxes.........................................................                 5,004                    5,004
                                                                                --------------------       ------------------
      Total Current Assets...................................................               129,379                  149,700
                                                                                --------------------       ------------------
Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $16,894 and $13,422,
      respectively...........................................................                18,803                   21,282
Reorganization value in excess of identifiable assets, net of
      accumulated amortization of $14,122 and $11,678, respectively..........                51,059                   53,503
Trademarks, net of accumulated amortization of $10,383 and $7,933,
      respectively...........................................................               103,979                  106,430
Other Assets, at cost less accumulated amortization of $3,440 and $2,086,
      respectively...........................................................                 5,541                    6,202
                                                                                --------------------       ------------------
 Total Assets................................................................              $308,761                 $337,117
                                                                                ====================       ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable.......................................................               $20,028                  $34,609
      Accrued expenses and other current liabilities.........................                14,727                   11,183
      Interest payable.......................................................                24,471                   11,563
      Deferred income........................................................                   103                      414
      Taxes payable..........................................................                 2,013                    1,653
      Reclassified long-term debt............................................               110,000                  110,000
      Bank revolver..........................................................                79,659                   70,258
                                                                                --------------------       ------------------
Total Current Liabilities....................................................               251,001                  239,680
Long-Term Liabilities:
      Deferred taxes.........................................................                 3,352                    3,352
      Minority interest......................................................                   804                      484
                                                                                --------------------       ------------------
Total Liabilities............................................................               255,157                  243,516
Commitments and Contingencies
Shareholders' Equity:
      Common Stock, $0.01 par value; 20,000,000 shares
           authorized; 6,800,000 shares issued and outstanding...............                    68                       68
      Preferred Stock, $0.01 par value; 1,000,000 shares
           authorized; none issued and outstanding...........................                    --                       --
      Capital in excess of par value.........................................               119,932                  119,932
      Accumulated deficit....................................................              (65,738)                 (25,820)
      Cumulative other comprehensive loss....................................                 (658)                    (579)
                                                                                --------------------       ------------------
Total Shareholders' Equity...................................................                53,604                   93,601
                                                                                --------------------       ------------------
Total Liabilities and Shareholders' Equity...................................              $308,761                 $337,117
                                                                                ====================       ==================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                    THIRTEEN WEEKS             THIRTEEN WEEKS
                                                                         ENDED                      ENDED
                                                                     SEPTEMBER 29,              SEPTEMBER 30,
                                                                         2001                       2000
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net sales..............................................                       $102,928                   $122,905
Royalty income.........................................                          4,059                      3,631
Cost of sales..........................................                         93,954                     90,788
                                                                 ----------------------     ----------------------
Gross profit...........................................                         13,033                     35,748
Operating Expenses:
Selling, general and administrative expenses...........                         27,393                     28,489
Depreciation and amortization..........................                          2,983                      2,783
Restructuring charges..................................                            585                        ---
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         30,961                     31,272
                                                                 ----------------------     ----------------------
Operating (loss) income................................                       (17,928)                      4,476
Interest and financing costs...........................                          7,135                      6,862
                                                                 ----------------------     ----------------------
Loss before income taxes...............................                       (25,063)                    (2,386)
Income tax provision...................................                            259                      2,948
                                                                 ----------------------     ----------------------
Net loss...............................................                     $ (25,322)                   $(5,334)
                                                                 ======================     ======================
Basic loss per common share............................                        $(3.72)                   $ (0.78)
                                                                 ======================     ======================
Diluted loss per common share..........................                        $(3.72)                   $ (0.78)
                                                                 ======================     ======================

Weighted average number of shares used in computing basic loss
    per common share...................................                      6,800,000                  6,800,000
Weighted average number of shares used in computing diluted
    loss per common share..............................                      6,800,000                  6,800,000



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                   THIRTY-NINE WEEKS          THIRTY-NINE WEEKS
                                                                         ENDED                      ENDED
                                                                     SEPTEMBER 29,              SEPTEMBER 30,
                                                                         2001                       2000
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net sales..............................................                      $ 301,124                   $307,390
Royalty income.........................................                         10,800                     10,469
Cost of sales..........................................                        239,473                    220,004
                                                                 ----------------------     ----------------------
Gross profit...........................................                         72,451                     97,855
Operating Expenses:
Selling, general and administrative expenses...........                         77,993                     78,597
Depreciation and amortization..........................                          8,840                      8,219
Restructuring charges..................................                          3,082                        ---
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         89,915                     86,816
                                                                 ----------------------     ----------------------
Operating (loss) income................................                       (17,464)                     11,039
Interest and financing costs...........................                         21,473                     18,596
                                                                 ----------------------     ----------------------
Loss before income taxes...............................                       (38,937)                    (7,557)
Income tax provision...................................                            981                        778
                                                                 ----------------------     ----------------------
Net loss...............................................                      $(39,918)                  $ (8,335)
                                                                 ======================     ======================
Basic loss per common share............................                       $ (5.87)                   $ (1.23)
                                                                 ======================     ======================
Diluted loss per common share..........................                       $ (5.87)                   $ (1.23)
                                                                 ======================     ======================

Weighted average number of shares used in computing basic loss
    per common share...................................                      6,800,000                  6,800,000
Weighted average number of shares used in computing diluted
    loss per common share..............................                      6,800,000                  6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 THIRTY-NINE WEEKS         THIRTY-NINE WEEKS
                                                                                       ENDED                     ENDED
                                                                                SEPTEMBER 29, 2001        SEPTEMBER 30, 2000
                                                                               ----------------------    ----------------------
                                                                                    (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................              $(39,918)                  $(8,335)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.............................................                  7,276                     6,453
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                  2,444                     2,444
   Income applicable to minority interest....................................                    320                       211
(Increase) decrease in:
   Accounts receivable, net..................................................               (19,991)                  (42,811)
   Inventories...............................................................                 40,748                  (16,601)
   Prepaid expenses and other assets.........................................                (2,059)                   (2,210)
   Income taxes receivable...................................................                    387                     2,256
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........               (11,037)                     4,184
   Interest payable..........................................................                 12,749                     3,701
   Deferred income...........................................................                  (311)                   (1,414)
   Taxes payable.............................................................                    360                       452
                                                                               ----------------------    ----------------------
Total adjustments............................................................                 30,886                  (43,335)
                                                                               ----------------------    ----------------------
Net cash used in operating activities........................................                (9,032)                  (51,670)
                                                                               ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Interest rate swap........................................................                    159                        --
   Capital expenditures net of proceeds from the sale of fixed assets........                  (992)                   (4,857)
                                                                               ----------------------    ----------------------
Net cash used in investing activities........................................                  (833)                   (4,857)
                                                                               ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Revolver.............................................................                  9,401                    53,064
                                                                               ----------------------    ----------------------
Net cash provided by financing activities....................................                  9,401                    53,064

Effect of exchange rate changes on cash and cash equivalents.................                   (79)                     (355)
                                                                               ----------------------    ----------------------
Net decrease in cash and cash equivalents....................................                  (543)                   (3,818)

Cash and cash equivalents, at beginning of period............................                  3,847                     5,086
                                                                               ----------------------    ----------------------
Cash and cash equivalents, at end of period..................................                 $3,304                    $1,268
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


NOTE 3.  INVENTORIES

      Inventories are valued at lower of cost (first-in, first-out, "FIFO") or market and consist of the following:

                                      SEPTEMBER 29, 2001    DECEMBER 30, 2000
                                      ------------------    -----------------
                                                   (in thousands)

    Raw materials                          $19,360               $ 39,318
    Finished goods                          50,464                 71,254
                                         ---------              ---------
               Total inventories          $ 69,824               $110,572
                                         =========              =========


      In connection with the Company's restructuring efforts and management's focus on improving operational efficiency and cash flow, as well as the current economic conditions and slow down in the retail environment, management has reassessed the value of raw material inventory in light of its decision to purchase substantially all of the Company's finished goods instead of acquiring raw material for manufacturing. As a result, the Company has accelerated its plans to reduce its investment in raw materials inventory and expects to sell these materials in bulk sales that will result in proceeds significantly below the prior carrying value of the raw material inventory. Also, the Company is reducing its finished goods inventory in light of the troubled economic environment and is expecting to sell more finished goods off price, which necessitates a write-down in the carrying value of the inventory. In connection therewith, the Company recorded approximately $15,700,000 in inventory write-downs in the third quarter 2001. This charge is reflected in cost of goods sold in the accompanying condensed consolidated statement of operations.

NOTE 4.   LOSS PER SHARE

      The computation of basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period.

NOTE 5.   DEBT

      At September 29, 2001, there were direct borrowings of $79,659,000 outstanding under the Credit Facility led by the Chase Manhattan Bank (the "Chase Facility") and approximately $19,368,000 outstanding in letters of credit under the Chase Facility. The Company had approximately $22,807,000 available for future borrowings as of September 29, 2001. As of September 29, 2001, the Company was not in compliance with certain financial covenants and ratios under the Chase Facility.

      On September 29, 2000 and March 30, 2001, the Company announced that it would not make its respective semi-annual interest payments of approximately $7.2 million each, due on September 30, 2000, and March 31, 2001, to holders of its 13% Senior Notes (the "Senior Notes"). In addition, the Company did not make its September 30, 2001 semi-annual interest payment of approximately $7.2 million. Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with an ad hoc committee of its noteholders to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans. Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, there is no assurance that the Company will be successful in doing so. In connection with any such restructuring, the Company may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

      The Company has been advised by its independent public accountants that should the situation described above remain unresolved at year-end, the auditors' report on those financial statements will be modified for that contingency.

      As a result of the defaults under the Chase Facility and Senior Notes, the indebtedness under the Senior Notes and the Chase Facility have been reclassified on the Company's balance sheet as short-term obligations.

      The Company uses an interest rate swap to mitigate interest rate risk. This transaction does not qualify for hedge accounting and accordingly, changes in fair value are reflected in current earnings. The change in fair value is shown in the consolidated statement of operations as a component of interest expense. The following table provides information on the interest rate swap:

                                NOTIONAL AMOUNT     MATURITY DATE      WEIGHTED AVERAGE INTEREST RATE     ESTIMATED FAIR VALUE
                              -------------------- ----------------- ----------------------------------  ----------------------
                                                                         RECEIVED (1)        PAID (2)
Interest Rate Swap Agreement     $25,000,000       June 30, 2002            5.77%             6.19%           $ (679,000)


(1) Weighted average rate received is generally based upon three-month LIBOR. The rate in effect at September 29, 2001 is 3.7%

(2) The weighted average rate paid represents the rate contracted for at the time the off-balance sheet financial instrument was entered into.


NOTE 6.  SEGMENT INFORMATION

      The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 65 Kasper retail outlet stores and 26 Anne Klein retail outlet stores throughout the United States as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, management includes the operations of its wholly owned Hong Kong subsidiary in its wholesale segment. International operations are immaterial for segment reporting and have been included in the wholesale segment.

      The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

                                        THIRTEEN WEEKS ENDED                                  THIRTEEN WEEKS ENDED
                                         SEPTEMBER 29, 2001                                     SEPTEMBER 30, 2000
                        ----------------------------------------------------- -----------------------------------------------------
                          WHOLESALE      RETAIL       LICENSING    TOTAL       WHOLESALE     RETAIL        LICENSING     TOTAL
                        -------------- ------------  ------------------------ ------------- ------------- ------------- -----------
Revenues                     $ 85,141     $ 17,787       $ 4,059   $ 106,987     $ 103,588     $ 19,317        $ 3,631    $126,536
EBITDAR                      (18,465)          198         3,907    (14,360)         2,832          917          3,510       7,259
Depreciation and
 amortization                                                          2,983                                                 2,783
Restructuring Charge                                                     585                                                   ---
                                                                 ------------                                          ------------
Operating (loss) income                                            $(17,928)                                                $4,476


                                      THIRTY-NINE WEEKS ENDED                                THIRTY-NINE WEEKS ENDED
                                         SEPTEMBER 29, 2001                                     SEPTEMBER 30, 2000
                        ----------------------------------------------------- -----------------------------------------------------
                          WHOLESALE      RETAIL       LICENSING    TOTAL       WHOLESALE     RETAIL        LICENSING     TOTAL
                        -------------- ------------  ------------------------ ------------- ------------- ------------- -----------

Revenues                    $ 248,163     $ 52,961      $ 10,800   $ 311,924     $ 253,918     $ 53,472       $ 10,469   $ 317,859
EBITDAR                      (16,552)          861        10,149     (5,542)         7,671        2,084          9,503      19,258
Depreciation and
 amortization                                                          8,840                                                 8,219
Restructuring Charge                                                   3,082                                                   ---
                                                                 ------------                                          ------------
Operating (loss) income                                           $ (17,464)                                              $ 11,039


NOTE 7.  RESTRUCTURING CHARGE

      The Company continues to carry out its restructuring plan established in the fourth quarter of 2000. For the thirteen and thirty-nine week periods ended September 29, 2001, the Company has recognized $585,000 and $3,082,000 in restructuring expenses, respectively. These amounts primarily relate to professional fees, which are expensed as incurred, and termination and severance costs.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

      The Company has employment agreements with key executives, which contain provisions such as guaranteed minimum compensation, minimum cash bonuses, stock appreciation rights, and termination payments and benefits. Pursuant to one such agreement, on July 18, 2001, the Company has delivered an unsecured promissory note (the "Note") to a key employee in the principal amount of $1,000,000, which amount shall be payable, together with interest thereon, on the third anniversary of the date of the Note. Prior to the first anniversary of the date of the Note, the Company has the right to issue shares of its common stock having a value of $1,000,000 in exchange for and in full satisfaction of such Note. Such Note is subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire three years from the date of the
Note if the key employee is employed with the Company on such date. The Note has been recorded as deferred compensation and is being accrued ratably over three years from the date of the Note. In addition, the Company has granted 340,000 stock appreciation rights (the "SAR") to this key employee. The SAR provides for a cash payment by the Company when the key employee exercises the stock option granted. Each such option has a term of seven years, subject to earlier termination upon certain events. The SAR may be exercised to the extent vested, which is 25% on each of the first four anniversaries of the date of grant of the SAR, provided, that the key employee is employed by the Company on such dates. The SAR fully vests on the date of the key employee's death, total disability, termination without cause, or resignation without good reason. The payment will be an amount equivalent to the excess of the then current market price of the shares issued over the base value of the SAR. Any non-vested portion of the SAR will be forfeited upon the key employee's termination for cause or resignation without good reason. For the thirty-nine weeks ended September 29, 2001, the Company has recorded compensation expense relating to the Note and SAR amounting to approximately $147,000.

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

OVERVIEW

      The accompanying condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      As of September 29, 2001, the Company was in default under the terms of its $110 million Senior Notes (the "Senior Notes"), as amended, as the result of non-payment of its March 31, 2001 and September 30, 2000 semi-annual interest payments of $7.2 million each. In addition, the Company did not make its September 30, 2001 semi-annual interest payment of $7.2 million. The entire amount due under the Senior Notes has been reclassified as a current liability in the accompanying condensed consolidated balance sheet. The Company is currently engaged in discussions with an ad hoc committee of its noteholders (the "Ad Hoc Committee") to formulate a financial restructuring that will address current liquidity issues and enhance the Company's ability to operate under its short- and long-term plans.

      Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, there is no assurance that the Company will be successful in doing so. In connection with any such restructuring, the Company may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options.

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

           RESULTS OF OPERATIONS

                         REVENUES BY SEGMENT
                     (000'S EXCEPT PERCENTAGES)
--------------------------------------------------------------------------------------------------------------------------------
                                    THIRD QUARTER                                             YEAR TO DATE
                ------------------------------------------------------   -------------------------------------------------------
                                     %                           %                             %                           %
                    2001         OF TOTAL        2000         OF TOTAL        2001         OF TOTAL       2000         OF TOTAL
                --------------              ---------------              ---------------              --------------
Wholesale            $ 85,141       79.6%        $ 103,588      81.9%          $248,163       79.5%       $ 253,919       79.9%
Retail                 17,787       16.6%           19,317      15.3%            52,961       17.0%          53,472       16.8%
                                    -----                       -----                         -----                       -----
                --------------              ---------------              ---------------              --------------
Net Sales             102,928       96.2%          122,905      97.2%           301,124       96.5%         307,391       96.7%
Licensing               4,059        3.8%            3,631       2.8%            10,800        3.5%          10,469        3.3%
                                     ----                       -----                          ----                        ----
                --------------              ---------------              ---------------              --------------
Total Revenue       $ 106,987      100.0%        $ 126,536     100.0%          $311,924      100.0%        $317,860      100.0%


                                                    EBITDAR BY SEGMENT
                                                (000'S EXCEPT PERCENTAGES)

                             THIRD QUARTER                                      YEAR TO DATE
               -------------------------------------------      -------------------------------------------
                   2001                         2000                    2001                        2000
               --------------              ---------------      ---------------              --------------
Wholesale         $ (18,465)                      $ 2,832           $ (16,552)                     $ 7,671
Retail                   198                          917                  861                       2,084
Licensing              3,907                        3,510               10,149                       9,503
               --------------              ---------------      ---------------              --------------
Total              $(14,360)                      $ 7,259            $ (5,542)                    $ 19,258


THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 AS COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000

           TOTAL REVENUE

      Net sales for the thirteen weeks ended September 29, 2001 (the "third quarter 2001") were $102.9 million as compared to $122.9 million for the thirteen weeks ended September 30, 2000 (the "third quarter 2000"). Wholesale sales decreased primarily as a result of the weaker economic environment that resulted in increases in allowances.

      Retail sales decreased to $17.8 million in the third quarter 2001 from $19.3 million in the third quarter 2000, due to the closing of 3 under-performing retail outlet stores during the third quarter 2001, along with a decrease in comparable store sales. Comparable store sales decreased 9.4% in the third quarter 2001 compared to the third quarter 2000. The decrease is the result of the weakened retail environment and was compounded by the impact of the events of September 11.

      Royalty income increased to $4.1 million in the third quarter 2001 from $3.6 million in the third quarter 2000.

           GROSS PROFIT

           Gross profit as a percentage of total revenue decreased to 12.2% for the third quarter 2001, compared to 28.3% for the third quarter 2000. In connection with the Company's restructuring efforts and management's focus on improving operational efficiency and cash flow, as well as the current economic conditions and slow down in the retail environment, management has reassessed the value of its inventories. As a result, the Company has accelerated its plans to liquidate on-hand inventory, including both finished goods and raw materials. Therefore, during the third quarter 2001, the Company recorded inventory write-downs of approximately $15.7 million, to reflect at net realizable value, the merchandise that the Company expects to sell off-price in the case of finished goods, along with the acceleration of the expected liquidation of raw material. As a result, Wholesale gross profit as a percentage of sales decreased to 2.9% in the third quarter 2001 from 23.8% in the third quarter 2000. Excluding this one-time charge, Wholesale gross profit for the third quarter 2001, as a percentage of sales, would have been 20.6%.

      Retail gross profit as a percentage of sales decreased to 36.7% in the third quarter 2001 from 38.7% in the third quarter 2000 due to slightly higher markdowns and increased product costs.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased to $27.4 million in the third quarter 2001 as compared to $28.5 million in the third quarter 2000. Wholesale operation expenses decreased approximately $900,000 primarily as a result of a decrease in advertising expenses offset in part by an increase in administrative expenses. Retail store expenses decreased approximately $200,000 as a result of the closing of three retail outlet stores. Licensing expenses for the third quarter 2001 were constant with the third quarter 2000.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RESTRUCTURING

       Earnings before interest, taxes, depreciation, amortization and restructuring, ("EBITDAR") decreased to a loss of $14.4 million in the third quarter 2001 from earnings of $7.3 million in the third quarter 2000. Wholesale EBITDAR decreased approximately $21.3 million over the third quarter 2000 primarily as a result of the inventory write-down of approximately $15.7 million, along with the decrease in net sales due to increased allowances. Retail EBITDAR decreased approximately $720,000 as a result of the decrease in margin resulting from a weaker economic environment. The remaining offsetting increase is attributable to licensing operations.

           RESTRUCTURING CHARGES

      During the third quarter 2001, the Company recorded a $585,000 restructuring charge to cover the estimated costs of streamlining operating and administrative functions. This charge includes those related to professional fees and other expenses associated with the implementation of the Company's restructuring program.

           AMORTIZATION OF REORGANIZATION ASSET

      As a result of the Company's 1997 spinoff under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets", (the "Reorganization Asset"). The Reorganization Asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges for both the third quarter 2001 and the third quarter 2000 totaling approximately $815,000.

           DEPRECIATION AND AMORTIZATION

      Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled approximately $2.2 million in the third quarter 2001 and $2.0 million in the third quarter 2000, and consists of the amortization charges associated with trademarks, as well as fixed asset depreciation. Trademarks are being amortized over 35 years. The increase primarily relates to depreciation and amortization associated with capital expenditures.

           INTEREST AND FINANCING COSTS

      Interest and financing costs increased to $7.1 million in the third quarter 2001 from $6.9 million in the third quarter 2000. Interest expense is comprised of the interest expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on the Chase Facility, and the amortization of the related bank fees, factoring fees and changes in fair value of the Company's interest rate swap.

      Interest relating to the Senior Notes increased to $4.1 million for the third quarter 2001 compared to $3.6 million for the third quarter 2000. Interest on the Senior Notes is 13% per annum, and is payable semi-annually on March 31 and September 30. Included in interest expense for the third quarter 2001 was approximately $528,000 in unpaid default interest on its Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on its Senior Notes on September 30, 2000 because the Company did not make its semi-annual interest payment of approximately $7.2 million, which became due on such date. As of September 29, 2001, the amount of unpaid interest totaled approximately $15.9 million, because, in addition to not making the September 30, 2000 semi-annual interest payment, the Company did not make its $7.2 million semi-annual interest payment, which was due on March 31, 2000. There are no principal payments due until maturity, which is March 31, 2004. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $115,000 in both the third quarter 2001 and the third quarter 2000.

      Interest under the Chase Facility totaled approximately $2.0 million in the third quarter 2001, and $2.8 million in the third quarter 2000, the result of decreased borrowings. The related bank fees are being amortized over the remaining life of the Chase Facility, and resulted in approximately $300,000 and $160,000 of amortization charges in the third quarter 2001 and third quarter 2000, respectively. The increase in bank fee amortization over the prior year is the result of an $875,000 bank fee relating to an amendment in November 2000 and a $675,000 bank fee relating to an amendment in June 2001.

      The remaining increase in interest expense is related to factoring fees, which increased from $240,000 in the third quarter 2000 to $390,000 in the third quarter 2001, due to an increase in the fee structure under the Company's factoring agreement that became effective November 2000, along with approximately $170,000 in interest relating to the Company's interest rate swap.

           INCOME TAXES

      Provision for income taxes was $260,000 for the third quarter 2001, relating primarily to foreign taxes, compared to $2.9 million for the third quarter 2000. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 AS COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000

           TOTAL REVENUE

      Net sales for the thirty-nine weeks ended September 29, 2001 ("YTD 2001") were $301.1 million as compared to $307.4 for the thirty-nine weeks ended September 30, 2000 ("YTD 2000"). Wholesale sales decreased primarily as a result of the increased markdowns and allowances resulting from a weaker economic climate.

      Retail sales decreased to $53.0 million for YTD 2001 from $53.5 million for YTD 2000, due to the closing of 3 under-performing outlet stores over the last 12 months. Comparable store sales decreased 6.6% for YTD 2001 compared to YTD 2000. The decrease is the result of the weakened retail environment and was compounded by the impact of the events of September 11.

      Royalty income increased approximately $300,000 for YTD 2001 from $10.5 million in YTD 2000.

           GROSS PROFIT

      Gross profit as a percentage of total revenue decreased to 23.2% for YTD 2001, compared to 30.8% for YTD 2000. In connection with the Company's restructuring efforts and management's focus on improving operational efficiency and cash flow, as well as the general current economic conditions and slow down in the retail environment, management has reassessed the value of its inventories. As a result, the Company has accelerated its plans to liquidate on-hand inventory, including both finished goods and raw material. Therefore, during the third quarter 2001, the Company recorded inventory write-downs of approximately $15.7 million, to reflect at net realizable value, the merchandise that the Company expects to sell off-price in the case of finished goods, along with the acceleration of the expected liquidation of raw materials. As a result, Wholesale gross profit as a percentage of sales decreased to 16.7% for YTD 2001 from 26.3% for YTD 2000. Excluding this one-time charge, Wholesale gross profit for YTD 2001, as a percentage of sales, would have been 23.1%.

      Retail gross profit as a percentage of sales decreased to 38.0% for YTD 2001 from 38.5% for YTD 2000 with a greater contribution from the Anne Klein outlet stores, which generate a lower margin than the Kasper outlet stores.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased to $78.0 million for YTD 2001 as compared to $78.6 million for YTD 2000. Wholesale expenses were down $1.0 million from YTD 2000, primarily as a result of the Company's restructuring efforts. Retail store expenses accounted for approximately $700,000 in increased selling, administrative and occupancy costs. Licensing division operations accounted for the remaining $300,000 in administrative expense savings during YTD 2001.

           EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RESTRUCTURING

      EBITDAR decreased to a loss of $5.5 million for YTD 2001 from earnings of $19.3 million for YTD 2000. Wholesale EBITDAR decreased $24.2 million over YTD 2000 primarily as a result of the inventory write-down of approximately $15.7 million in the third quarter 2001 along with a decline in margins as a result of the current highly competitive and promotional retail environment. Retail experienced a $1.2 million decrease in EBITDAR reflecting the weak retail environment; while licensing's EBITDAR contribution increased approximately $600,000.

           AMORTIZATION OF REORGANIZATION ASSET

      The Company incurred amortization charges for the Reorganization Asset for both YTD 2001 and 2000 totaling approximately $2.5 million.

           DEPRECIATION AND AMORTIZATION

      Depreciation and amortization, excluding the amortization of the Reorganization Asset, increased to approximately $6.3 million for YTD 2001 from approximately $5.7 million for YTD 2000 and consist of the amortization charges associated with trademarks, as well as fixed asset depreciation. Trademarks are being amortized over 35 years. The increase primarily relates to depreciation and amortization associated with capital expenditures.

           INTEREST AND FINANCING COSTS

      Interest and financing costs increased to $21.5 million for YTD 2001 from $18.6 million for YTD 2000. Interest is attributable to the expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest on amounts outstanding under the Chase Facility and the amortization of the associated bank fees, factoring fees and changes in fair value of the Company's interest rate swap.

      Interest relating to the Senior Notes increased to $12.0 million for YTD 2001 compared to $10.7 million for YTD 2000. Included in interest expense for YTD 2001 was approximately $1.3 million in unpaid default interest on the Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company did not make the semi-annual interest payment of approximately $7.2 million, which became due on such date. The amount of unpaid interest now totals approximately $15.9 million, as the Company did not make its March 31, 2001 $7.2 million semi-annual interest payment. Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $345,000 in both YTD 2001 and YTD 2000.

      Interest under the Chase Facility totaled approximately $6.3 million for both YTD 2001 and YTD 2000. The related bank fees are being amortized over the remaining life of the Chase Facility, and resulted in approximately $800,000 and $400,000 of amortization charges for YTD 2001 and YTD 2000, respectively. The increase in bank fees over prior year is the result of an $875,000 bank fee relating to an amendment in November 2000 and a $675,000 amendment fee in June 2001.

      The remaining increase in interest expense is related to factoring fees, which increased from approximately $730,000 for YTD 2000 to $1.2 million for YTD 2001, due to an increase in the fee structure under the Company's factoring agreement that became effective in November 2000, along with $675,000 of interest relating the Company's interest rate swap agreement.

           INCOME TAXES

      Provision for income taxes was $980,000 for YTD 2001, relating primarily to foreign taxes, compared to a $780,000 for YTD 2000. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, retail expansion and renovation of department store boutiques and other corporate activities.

      Net cash used in operating activities was $9.0 million during YTD 2001 compared to $51.7 million during YTD 2000. The improvement in cash flows from operating activities is partly the result of the write-down and utilization of inventory. Operating cash flow improved also as a result of the non-payment of Senior Notes interest, and was offset partially by the net loss for YTD 2001 and a decrease in accounts payable. The decrease in cash used in investing activities resulted from greater capital expenditures for YTD 2000 relating to the warehouse expansion for the Anne Klein product lines and for Anne Klein showroom improvements, along with the change in fair value of the Company's interest rate swap. The decrease in cash flows from financing activities is the result of the greater cash infusion needed in the prior year in order to fund the start-up of the Anne Klein2 sportswear line.

      On July 9, 1999, the Company entered into the Chase Facility in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). The Chase Facility provides the Company with a revolving credit line of up to $160 million, and is secured by substantially all the assets of the Company. The Chase Facility provides, among other things, for the maintenance of certain financial ratios and covenants, and sets limits on the amount of capital expenditures and dividends to shareholders. The Chase Facility is scheduled to expire on December 31, 2003. Availability under the Chase Facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowings is determined based on stated margins above the prime rate at the Chase Manhattan Bank, which on September 29, 2001 was 1.0% above the prime rate. The Chase Facility was amended on December 22, 1999, June 29, 2000, November 13, 2000 and June 19, 2001 to modify certain financial ratios and covenants and waive certain defaults that had occurred and were continuing thereunder. The Company paid approximately $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999, $875,000 in connection with the November 13, 2000 amendment and $675,000 in connection with the June 19, 2001 amendment. These fees are being amortized as interest and financing costs over the remaining life of the financing agreement at the time of the applicable amendment. As of September 29, 2001, there were direct borrowings of approximately $79.7 million outstanding, $19.4 million in letters of credit outstanding and $22.8 million available for future borrowings. As of September 29, 2001, the Company was not in compliance with certain financial covenants and ratios under the Chase Facility.

      Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September
30. Interest relating the Senior Notes totaled $12.0 million for YTD 2001 and $10.7 million for YTD 2000. There are no principal payments due until maturity. To the extent that the Company elects to undertake a secondary stock offering or elects to prepay certain amounts, a premium will be required to be paid.

      On March 30, 2001 and September 29, 2000, the Company failed to make its semi-annual interest payments of approximately $7.2 million each to the holders of its Senior Notes. In addition, the Company did not make its September 30, 2001 semi-annual interest payment of $7.2 million. Accordingly, the Company is currently in default under the terms of the Senior Notes. The Company is currently engaged in discussions with the Ad Hoc Committee to formulate a financial restructuring that will address current liquidity deficiencies and enhance the Company's ability to operate under its short- and long-term plans. As a result of such default, the $110 million Senior Notes and $79.7 million outstanding under the Chase Facility have been reclassified as short-term debt.

      Although the Company expects to reach agreement on the terms of a financial restructuring with the holders of a substantial majority of the Senior Notes, there is no assurance that the Company will be successful in doing so. In connection with any such restructuring, the Company may be compelled to seek relief under the United States Bankruptcy Code. In the interim, the Company is examining all available options. As previously discussed, the defaults on the Senior Notes raise substantial doubt as to the ability of the Company to continue as a going concern.

      The Company has been advised by its independent public accountants that should the situation described above remain unresolved at year-end, the auditors' report on those financial statements will be modified for that contingency.

      On October 4, 1999, the Company entered into a factoring agreement with the CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT. The agreement has no expiry date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for the six-month period beginning December 1, 2000, there was a minimum factoring fee of $675,000.

      Capital expenditures were $1.5 million and $4.9 million for YTD 2001 and YTD 2000, respectively. Capital expenditures represent funds spent for warehouse expansion, showroom improvements, new retail stores, information systems, overseas facilities development and general improvements.

      The Company currently anticipates that it will be in a position to satisfy its ongoing cash requirements, in the near term, through borrowings under the Chase Facility and, from time to time, amounts received in connection with strategic transactions, including, among other things, licensing arrangements. Events that may impact the Company's ability to meet its ongoing cash requirements in the near term include, but are not limited to, failure to reach an agreement with a substantial majority of noteholders of its Senior Notes, failure to remedy current defaults under the Chase Facility, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), and future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current promotional trend persists, the Company's financial results could continue to be negatively impacted.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           10.1 Employment Agreement, dated July 18, 2001, between the Company and John D. Idol


(b)        Reports on Form 8-K:

           None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  KASPER A.S.L., LTD.
                                  (Registrant)
Dated: November 19, 2001

                                  /s/ John D. Idol
                                  ---------------------------------------------
                                  John D. Idol
                                  Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/ Laura Lentini
                                  ---------------------------------------------
                                  Laura Lentini
                                  Vice President - Controller
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.1 Employment Agreement, dated July 18, 2001, between the Company and John D. Idol