Form 10-K
period 2001-12-29
KASPER A S L LTD
filed 2002-04-15
CIK 1037067

============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
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

                          Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

     There were 6,800,000 shares of Common Stock outstanding at April 10, 2002. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at April 10, 2002 was approximately $107,000. Such aggregate market value is computed by reference to the last sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

  ============================================================================

                Disclosure Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report, including in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and include, but are not limited to, all discussions of trends affecting Kasper A.S.L., Ltd.'s (the "Company" or "Kasper") financial condition and results of operations and the Company's business and growth strategies as well as statements that contain such forward-looking statements as "believes," "anticipates," "could," "estimates," "expects," "intends," "may," "plans," "predicts," "projects," "will," and similar terms and phrases, including the negative thereof. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Furthermore, forward-looking statements may be included in the Company's other filings with the Securities and Exchange Commission as well as in press releases or oral statements made by or with the approval of the Company's authorized executive officers.

The Company cautions you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although the Company believes that the assumptions and expectations reflected in the forward-looking statements contained in this report are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expected results include but are not limited to, the following cautionary statements ("Cautionary Statements"):

o    the  success  of  the  Company's  overall  business   strategy,   including
     successful   implementation  of  the  Company's   restructuring   plan  and
     successful implementation of the Company's plan of reorganization;

o the impact that public disclosure of the Company's Chapter 11 filing may have on the Company's relationships with its principal customers and suppliers;

o the risk that the bankruptcy court overseeing the Company's Chapter 11 proceedings may not confirm any reorganization plan proposed by the Company;

o actions that may be taken by creditors and other parties-in-interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Company's Chapter 11 proceedings;

o the risk that the cash generated by the Company from operations and the cash received by the Company under its DIP Credit Facility (defined elsewhere herein) will not be sufficient to fund the operations of the Company until such time as the Company's plan of reorganization is approved by the bankruptcy court;

o the ability of the Company to achieve its covenants under the DIP Credit Facility;

o the ability of the Company to adapt to changing consumer preferences and tastes;

o global economic conditions and the implications thereon after the terrorist attacks on September 11, 2001;

o    potential fluctuations in the Company's operating costs and results;

o    potential exchange rate fluctuations;

o    the Company's concentration of revenues;

o    the Company's dependence on a limited number of suppliers;

o the Company's dependence on its financing arrangement under the Chase Facility (defined elsewhere herein) and to achieve ongoing amended covenant requirements in future periods; and

o unforeseen complications resulting from the Company's implementation of upgrades to its management information systems.

All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS

General

Kasper, a Delaware corporation incorporated in 1997, is one of the leading women's branded apparel companies in the United States. The Company designs, markets, sources, manufactures and distributes women's suits, sportswear and dresses. The Company's brands include such well-recognized names as Albert Nipon(R), Anne Klein New York(TM), A.K. Anne Klein(TM), Kasper(R), and Le Suit(R) (collectively, the "Brands", and Anne Klein New York(TM) and A.K. Anne Klein(TM), the "Anne Klein Brands"). In addition, the Company has granted licenses for the manufacture and distribution of certain other products under the Brands (other than Le Suit(R)), including, but not limited to, women's watches, jewelry, handbags, small leather goods, footwear, coats, eyewear and swimwear, and men's apparel. The Company's long-established position as a market leader in women's suits was complemented in 1999 with the purchase of trademarks owned by Anne Klein Company LLC, which provided for a base for the Company's expansion into sportswear.

Contributing to the Company's on-going diversification are the Company-owned retail stores, which provide an additional distribution channel for its products. As of March 29, 2002, the Company operated 67 retail stores under the Kasper and Anne Klein names, which not only sell company produced apparel, but also showcase and sell licensed products. In February 2002, the Company opened its first full price Anne Klein store in New York City.

Commencement of Chapter 11 Cases

On February 5, 2002 (the "Filing Date"), the Company along with A.S.L. Retail Outlets, Inc., ASL/K Licensing Corp., Kasper Holdings, Inc., AKC Acquisition, Ltd. and Lion Licensing, Ltd., all wholly owned subsidiaries of the Company (sometimes hereinafter collectively referred to as the "Debtors"), filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Pursuant to an order of the Bankruptcy Court, the individual Chapter 11 cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. The Company's international operations were not included in the filings. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and has filed a preliminary plan of reorganization, based on negotiations with an ad hoc committee of its noteholders (the "Ad Hoc Committee") representing certain holders of the Company's $110.0 million Senior Notes due 2004 (the "Senior Notes"). Additional information with respect to the Chapter 11 cases and the procedures followed therein is contained in Item 3. "Legal Proceedings".

Post-Petition Financing

On the Filing Date, the Company obtained a $35 million debtor-in-possession financing facility (the "DIP Credit Agreement") from its existing bank group led by JPMorgan Chase Bank ("Chase"). The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility (as defined elsewhere within), which on the Filing Date totaled approximately $91.6 million. The DIP Credit Agreement is intended to assure that the Company has the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. Additional information with respect to the DIP Credit Agreement is contained in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Information About Industry Segments

Kasper's business consists of three integrated operations: wholesale, retail and licensing. During fiscal 2001, approximately 94% of the Company's wholesale net sales were derived from sales within the United States. Financial information with regard to the Company's wholesale, retail and licensing segments, including revenues, earnings before interest, taxes, depreciation and amortization, and segment assets, appears in Note 12 to the Company's consolidated financial statements included elsewhere herein.

Wholesale

The Company's wholesale business designs, sources, manufactures and distributes to wholesale customers, women's apparel under various labels owned by the Company for the bridge, better and mass markets. The Company's products are sold to approximately 3,000 retail locations throughout the United States, Canada, Europe and Asia. The Company participates in three principal areas of the women's wholesale apparel market: suits, sportswear and dresses.

Suits

The women's suit market is generally defined as tailored jackets, skirts and pants, sold as a set. The Company manufactures suits under the Albert Nipon brand for the specialty store bridge market. The Company manufactures the Kasper and Le Suit brands for the department store better market. The Company believes it has a dominant share of the women's suit market for department stores within the United States. Additionally, the Company manufactures for the mass market by using private label programs for such accounts as Sears and J.C. Penney's. Suit sales, as a percentage of the Company's net domestic wholesale sales for the 2001, 2000 and 1999 fiscal years were approximately 65%, 60% and 79%, respectively.

Sportswear

Sportswear includes groups of skirts, pants, jackets, blouses and sweaters which, while sold as separates, are coordinated as to styles, color palettes and fabrics and are designed to be worn together or as separates. Products offered in this area of the market are suitable for both a working environment and casual wear. The Company offers a collection of sportswear under the Anne Klein New York brand name, which is priced for the bridge market. The Company also produces A.K. Anne Klein and Kasper & Company for the better market. Sportswear sales, as a percentage of the Company's net domestic wholesale sales, for the 2001, 2000 and 1999 fiscal years were approximately 27%, 33% and 12%, respectively.

Dresses

The Company produces a collection of dresses under the Kasper brand name, targeted to sell at better prices. The Company's strategy is to leverage its position in the career suit market by designing and marketing dresses suitable for the career woman. The Kasper dress division offers a wide variety of high quality dresses at affordable prices, including career and classic, desk to dinner dresses. Dress sales, as a percentage of the Company's net domestic wholesale sales, for the 2001, 2000 and 1999 fiscal years were approximately 8%, 7% and 9%, respectively.

International Operations

The Company's wholesale business includes two wholly owned subsidiaries, Kasper Holdings Inc. and Kasper A.S.L. Europe, Ltd. (collectively, "International"). Kasper Holdings Inc. owns Kasper Canada ULC and Anne Klein ULC, which together own 100% of Kasper Partnership G.P., a Canadian Partnership (70% and 30%, respectively), through which the Company sells and distributes all the Brands in Canada. Kasper A.S.L. Europe, Ltd. sells and distributes all the Brands in Europe. The Company's wholly owned subsidiary, Asia Expert Limited, a Hong Kong corporation ("AEL"), is the owner of Tomwell Ltd., also a Hong Kong corporation. Generally, AEL acts as a buying agent for the Company for which it receives an arms-length commission. AEL also provides a quality control function at the sewing contractors in China, Hong Kong and other parts of the Far East as part of its buying service. Tomwell Ltd. operates the Company's China factory, which began production in May 1998, and also provides beading services for Nipon and Kasper garments.

Retail

The Company's retail store program establishes another distribution channel for its products. At December 29, 2001, the Company operated 65 Kasper retail stores and 26 Anne Klein retail stores, which in total represented approximately 20%, 19% and 17% of total net sales of the Company for the 2001, 2000 and 1999 fiscal years, respectively. These stores are generally located in outlet center malls throughout the United States. The Company opened one full price Anne Klein store in February 2002, located in New York City. At the end of fiscal 2001, the Company made the decision to close approximately 25 retail stores. As of March 29, 2002, 24 retail stores had been closed.

Licensing

As of December 29, 2001, the Company had four licensing arrangements under its Albert Nipon(R) trademark. Licenses included men's tailored clothing, neckwear, small leather goods, and ladies' and girls' coats and outerwear.

As of December 29, 2001, the Company had 14 domestic and three international licensing agreements under its Anne Klein Brands and related logos. The domestic licensees are granted the exclusive right to manufacture and sell watches, jewelry, handbags, small leather goods, footwear, coats, eyewear and swimwear under specified Anne Klein trademarks, in accordance with designs supplied or approved by the Company. The international licensees distribute specified apparel and accessories under the Anne Klein marks in Japan, Korea, and Central and South America.

As of December 29, 2001, the Company had four licensing arrangements under its Kasper trademarks pursuant to which third-party licensees produce merchandise under the these trademarks, in accordance with designs furnished or approved by the Company. Licenses included women's coats, men's woven sport shirts, sweaters and casual pants and handbags, portfolios and wallets.

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

Manufacturing

The Company primarily contracts for the cutting and sewing of its garments with contractors located principally in Taiwan, the Philippines, Hong Kong and China. Purchases of finished goods from the Company's four principal contractors accounted for approximately 44% of the Company's total finished goods purchases in 2001. Apparel sold by the Company is manufactured in accordance with its designs, detailed specifications and production schedules. In May 1998, the Company began production in its own manufacturing facility in China. Finished goods produced in the Company's China factory accounted for approximately 7%, 5% and 4% of total finished goods production during fiscal 2001, 2000 and 1999, respectively. The Company's production and sourcing staffs in Hong Kong, Taiwan and the Philippines oversee all aspects of apparel manufacturing and production, including quality control, as well as researching and developing new sources of supply for manufacturing, textiles and trim. Although the Company does not have any long-term agreements with any of its manufacturing contractors, it has had long-term mutually satisfactory relationships with its four principal contractors and has engaged each of them for more than 15 years. The Company allocates product manufacturing among contractors based on the contractors' capabilities, the availability of production capacity and quota, quality, pricing and flexibility in meeting changing production requirements on relatively short notice.

Quality Control

The Company's comprehensive quality control program is designed to ensure that purchased piece goods and finished goods meet the Company's exacting standards. Production samples are submitted to the Company for approval prior to production. The Company maintains a quality control staff who, in addition to the contractors' own quality control staff, inspect prototypes of each garment before production runs are commenced and perform random in-line quality control checks during production and after production before the garments leave each contractor's premises. In addition, inspectors perform quality control at the Company's distribution center in New Jersey, where a sampling of each style is measured against detailed specifications, and undergoes a thorough inspection and is then steamed or pressed, as necessary. The Company believes that its policy of inspection at the offshore contractors' facilities, together with the inspection and refinishing at its distribution center, are essential to maintaining the quality and reputation that its garments enjoy.

Suppliers

Generally, the raw materials required for the manufacturing of the Company's products are purchased from the Far East and Europe, directly by the Company or by its manufacturing facilities. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn. Purchases from the Company's four major suppliers accounted for approximately 45% of the Company's total purchases of raw materials for fiscal 2001. The Company's transactions with its suppliers are based on written instructions issued by the Company and, except for these instructions, the Company has no written agreements with its suppliers. However, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition.

Distribution

The Company operates a 400,000 square foot distribution center in Secaucus, New Jersey. The majority of apparel produced for the Company is processed through the Company's distribution center before delivery to the retail customer.

Customers

The Company sells approximately 94% of its products within the United States. The Company distributes its products through approximately 3,000 retail locations throughout the United States, Canada, Europe and Asia. Department stores accounted for approximately 69%, 66% and 71% of the Company's gross sales for the 2001, 2000 and 1999 fiscal years, respectively. In fiscal 2001, Federated Department Stores, May Merchandising Co. and Dillard's Department Stores accounted for approximately 21%, 17% and 16% of gross sales, respectively. Sales to any individual divisional unit of either Federated Department Stores, Dillard's Department Stores or May Merchandising Co. did not exceed 16% of sales. While the Company believes that purchasing decisions are generally made independently by each department store, in some cases the trend may be toward more centralized purchasing decisions. The Company's 10 largest customers accounted for approximately 79% of the Company's total gross sales during fiscal 2001. A decision by one or more of such substantial customers, whether motivated by fashion concerns, financial issues or difficulties, or otherwise, to decrease the amount of merchandise purchased from the Company or to cease carrying the Company's products could have a materially adverse effect on the financial condition and operations of the Company.

Trademarks

The Company owns and/or uses a variety of trademarks in connection with its products and businesses, including, Albert Nipon, Nipon Boutique, Executive Dress by Albert Nipon, Nipon Night, Albert Nipon Suits, Nipon Studio, Anne Klein, Anne Klein New York, A.K. Anne Klein, the Lion Head Design, Anne Klein2, Anne Klein II, A Line Anne Klein and the A Anne Klein Logo, Kasper, Kasper ASL, Kasper Woman, Kasper ASL Petite, Kasper and Company, Kasper and Company Petite, Kasper Dress and Kasper Dress Petite (collectively, the "Marks"). The Company believes its ability to market its products under the Marks is a substantial factor in the success of the Company's products. The Company has registered or applied for registration for many of its trademarks, including certain of the Marks listed above, for use on apparel and footwear and other products such as accessories, watches and jewelry in the United States and in many foreign territories. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights. The Company believes that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by the Company to establish and protect its trademarks, including the Marks, and other proprietary rights will prevent imitation of its products or infringement of its intellectual property rights by others, or prevent the loss of revenue or other damages caused thereby. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that one or more parties will not assert infringement claims against the Company; the cost of responding to any such assertion could be significant, regardless of whether the assertion is valid.

Imports and Import Restrictions

The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions.

The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, the Philippines, South Korea, Thailand, Indonesia and Hong Kong. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. Such agreements also allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements, are not currently subject to specified limits.

The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of an overseas office, allocation of production to merchandise categories where more quota is available and shifting production among countries and manufacturers.

The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, subjects the Company to claims by the United States Customs Service for duties and other charges. The Company carefully monitors duty rates and classification decisions to ensure that it receives the lowest duty rates to which it is entitled under the law.

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

Backlog

As of March 18, 2002, the Company had unfilled customer orders of approximately $95.6 million, compared to approximately $92.2 million of such orders at March 20, 2001. These amounts include both confirmed and unconfirmed orders. The Company generally receives orders approximately three to six months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. The amount of unfilled orders at a particular time is affected by a number of factors, including the timing of the market weeks for particular lines, during which a significant percentage of our orders are received, and the scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer.
Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

Competition

Competition is strong in the areas of the fashion industry in which the Company operates. The Company competes with numerous designers and manufacturers of apparel and accessory products, domestic and foreign, some of which account for a significant percentage of total industry sales, and may be significantly larger and have substantially greater resources than the Company. The Company's business depends, in part, on its ability to shape and stimulate consumer tastes and demands by producing innovative, attractive, and exciting fashion products, as well as its ability to remain competitive in the areas of design, quality and price.

Employees

At December 29, 2001, the Company had approximately 1,170 employees in the United States including 750 full-time employees and 420 part-time employees. Approximately 250 of the Company's employees are members of UNITE, the union representing the Needle Trades, Industrial and Textile Employees, which has a three-year labor agreement with the Company expiring on May 31, 2003. The Company considers its relations with its employees to be satisfactory. In addition, the Company employs 8 employees in the United Kingdom, 41 employees in Canada and 1,170 employees in the Far East. As a result of the closing of the retail stores, the Company expects the number of employees to decrease by approximately 55 full-time and 50 part-time.

ITEM 2. PROPERTIES

The Company leases the following properties:

Location                            Square Footage     Lease Expiration                  Use
---------------------------        ---------------    -------------------------------------------------------------------
Secaucus, New Jersey                       400,000     February 2007              Administrative offices, retail store,
                                                                                  warehouse and distribution center

New York, New York                          41,000     August 2008                Kasper division executive, sales,
                                                                                  production and design offices and
                                                                                  showroom

New York, New York                          80,000     June 2012                  Kasper corporate, Anne Klein division
                                                                                  executive, sales, production and
                                                                                  design offices and showroom

New York, New York                           3,000     November 2011              Anne Klein full price retail store

Kwai Chung, New                             27,000     September 2003             AEL warehouse and offices
Territories, Hong Kong

Shenzhen, China                             16,000     February 2004              China embroidery factory and dormitory

Shenzhen, China                             72,000     February 2005              China garment factory and dormitory

Shenzhen, China                             27,000     February 2007              China garment factory and dormitory

In addition, as of December 29, 2001, the Company operated 65 Kasper ASL retail stores and 26 Anne Klein retail stores throughout the United States. The majority of all newly entered leases are for a period of five years, some with options to renew. The average store size is approximately 2,800 square feet, ranging from a minimum of 1,700 square feet to a maximum of 4,700 square feet.

The Company may, as permitted by the Bankruptcy Code, reject certain leases to which it is a party. As of December 29, 2001, the Company has made the decision to exit approximately 25 of the Company's retail store leases and certain office and showroom space. Of the 25 retail stores, 24 have been closed as of March 29, 2002. In fiscal 2001, the Company has taken a charge of $2.7 million for lease cancellation costs. Although this amount has been reserved for in accordance with Bankruptcy Court guidelines, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained.

ITEM 3. LEGAL PROCEEDINGS

The following discussion provides general background information regarding the Chapter 11 filing, but is not intended to be an exhaustive summary. Detailed information can be obtained at the Bankruptcy Court web site at www.nysb.uscourts.gov.

On February 5, 2002, each of the Debtors filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code (Case Nos. 02-B10497, 02-B10500, and 02-B10502 through 10505 (ALG)) (the "Chapter 11 Cases"). The Chapter 11 Cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under pre-petition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. In this context, assumption means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and rejection means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a pre-petition basis prior to the Filing Date.

Although the Debtors are authorized to operate their businesses as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Court and obtaining Bankruptcy Court approval when necessary.

Prior to the Filing Date, the Ad Hoc Committee was organized, consisting of, or authorized to speak on behalf of, entities, which in the aggregate, represent approximately eighty percent of the Company's Senior Notes. The Ad Hoc Committee and its professional advisors have had extensive discussions and negotiations with management of the Debtors over a period of more than a year. On February 19, 2002, the United States Trustee appointed an Official Committee of Unsecured Creditors (the "Official Committee") consisting of several members of the Ad Hoc Committee, the indenture trustee and one general unsecured creditor. The Official Committee has the right to review and object to certain business transactions and is expected to participate in the final formulation of the plan of reorganization.

The Company is party to certain legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot at this time be predicted with certainty, the Company does not expect any of the legal proceedings to have a material adverse effect on its financial condition or results of operations. As a result of the Chapter 11 Cases, litigation relating to pre-petition claims against the Debtors is stayed; however, litigants may seek to obtain relief from the Bankruptcy Court to pursue their pre-petition claims.

In addition to the proceedings in the Bankruptcy Court, the Company is involved in the following legal proceedings of significance:

On January 11, 2002, counsel for Arthur S. Levine sent a letter to the Company alleging that the Company is obligated, under the terms of Mr. Levine's employment contract as Chairman and Chief Executive Officer of the Company, to pay approximately $1.2 million in severance and related costs. The Company anticipates that Mr. Levine will assert a claim for such amount in the Bankruptcy proceedings.

The Company is party to an arbitration proceeding in which Locals 99, 89-22-1 and 10 of UNITE, the union representing the Needle Trades, Industrial and Textile Employees (the "Union") has asserted approximately $700,000 in claims against the Company seeking recovery of severance pay to employees represented by the Union who have been and will be "permanently laid off" as a result of a reduction in work force and implementation of alleged "changes" in the way garments are processed in the warehouse.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matter was submitted to a vote of the Company's security holders by means of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's $0.01 par value common stock ("Common Stock") was traded on The NASDAQ National Market(R) under the symbol "KASP" from August 8, 1998 until February 13, 2001. On February 13, 2001, the Company announced that it was seeking quotation of its shares of Common Stock on the OTC Bulletin Board in lieu of its NASDAQ listing, due to the fact that it no longer met certain NASDAQ listing requirements. NASDAQ trading was discontinued effective prior to the opening of trading on February 14, 2001. After such date, the Company's Common Stock has traded in the over the counter market and quotations are available on the OTC Bulletin Board.

The high and low prices for the Company's Common Stock for each quarter indicated are set forth below. The prices reflect the high and low sales price for the Common Stock as reported by the NASDAQ Stock Market's National Market.

                 Period                         High                Low
                 ------                         ----               ----

      2001    First Quarter                  $  0.31            $  0.09
              Second Quarter                    0.18               0.08
              Third Quarter                     0.74               0.13
              Fourth Quarter                    0.29               0.10

      2000    First Quarter                  $  2.75            $  0.19
              Second Quarter                    3.31               2.13
              Third Quarter                     2.88               1.69
              Fourth Quarter                    1.81               0.03

The closing sales price of the Company's Common Stock on April 10, 2002 was $0.03 per share, and there were approximately 1,150 holders of record. The Company has not declared or paid any cash dividends on its Common Stock during fiscal years 2001 and 2000, and does not anticipate paying cash dividends in the foreseeable future. In addition, certain of the Company's debt instruments and agreements with lending institutions limit the Company's ability to declare any dividends for the duration of such agreements. The proposed plan of reorganization, as currently contemplated by the Company, would extinguish the rights of current equity holders of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report. On June 4, 1997, the Company was separated from The Leslie Fay Companies, Inc. ("Leslie Fay"), in accordance with the Reorganization Plan approved by the U.S. Bankruptcy Court. Prior to that date, the Company operated as the Sassco Fashions Division of Leslie Fay. As a result, the consolidated financial statements for the "Reorganized Company" (period starting June 4, 1997) are not comparable to the combined financial statements of the "Predecessor Company" (period ending June 4, 1997). See Note 2 to Selected Consolidated/Combined Financial Data.

The selected consolidated financial information for the seven months ended January 3, 1998 and the fiscal years ended January 2, 1999 and January 1, 2000, December 30, 2000 and December 29, 2001 is derived from the Company's audited Consolidated Financial Statements included elsewhere herein. The selected combined financial information for the five months ended June 4, 1997 is derived from the Company's audited Divisional Combined Financial Statements. Certain amounts in prior fiscal years have been reclassified to conform to the presentation of similar items for the fiscal year ended December 29, 2001.

The following selected financial information for the year ended December 29, 2001 has been prepared on a going concern basis. The Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependant upon the acceptance of a plan of reorganization by the Bankruptcy Court and the Company's creditors, securing exit financing upon emergence from bankruptcy, compliance with all debt covenants under the DIP Credit Agreement, the ability to generate sufficient cash flows from operations, and the success of future operations. There can be no assurance that the Company will be successful in achieving these uncertainties. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern. The following selected financial information does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form.

                  SELECTED CONSOLIDATED/COMBINED FINANCIAL DATA
                      (in thousands, expect per share data)


                                                    Predecessor
                                                      Company                          Reorganized Company (2)
                                                    --------------------------------------------------------------------------------
                                                       Five          Seven
                                                      Months         Months                Fiscal Year Ended (1)
                                                       Ended         Ended
                                                    --------------------------------------------------------------------------------
                                                      June 4,       Jan. 3,      Jan. 2,       Jan. 1,       Dec. 30,      Dec. 29,
                                                       1997          1998         1999          2000           2000          2001
                                                       ----          ----         ----          ----           ----          ----
 Statement of Operations Data:

 Net sales ......................................   $ 136,107     $ 175,602     $ 312,089     $ 311,209      $ 400,797    $ 368,593

 Royalty income .................................         286           609           852         7,033         14,908       15,268
                                                    ---------     ---------     ---------     ---------      ---------    ---------

 Total revenue ..................................     136,393       176,211       312,941       318,242        415,705      383,861

 Cost of sales ..................................     101,479       127,784       219,060       219,520        295,139      299,722

 Gross profit ...................................      34,914        48,427        93,881        98,722        120,566       84,139

 Selling, general and administrative expenses ...      23,660        32,411        62,836        76,152        104,961      104,007

 Restructuring charge (3) .......................          --            --            --            --          2,344        9,201

 Amortization of reorganization asset (4) .......          --         1,902         3,258         3,258          3,258        3,258

 Depreciation and amortization (5) ..............       1,191         2,365         4,537         6,018          8,087       10,292

 Interest and financing costs ...................         667         9,829        17,788        20,494         25,576       31,301

 Income (loss) before income taxes ..............       9,396         1,920         5,462        (7,200)       (23,660)     (73,920)

 Income tax provision (benefit) (6) .............       3,758           948         2,292        (2,426)         1,528        1,750
                                                    ---------     ---------     ---------     ---------      ---------    ---------

 Net income (loss) ..............................   $   5,638     $     972     $   3,170     $  (4,774)     $ (25,188)   $ (75,670)
                                                    =========     =========     =========     =========      =========    =========

 Net income (loss) per share (7) ................          --     $    0.14     $    0.47     $   (0.70)     $   (3.70)   $  (11.13)

 Weighted average number of shares outstanding (7)         --         6,800         6,800         6,800          6,800        6,800
------------------------------------------------------------------------------------------------------------------------------------
 Other Financial Data:

 Earnings before interest, taxes, depreciation,
 amortization and restructuring  ("EBITDAR") ....   $  11,254     $  16,016     $  31,045     $  22,570      $  15,605    $ (20,938)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     As of:
 Balance Sheet Data:
                                                          ----------------------------------------------------------------------
                                                            June 4,     Jan. 3,     Jan. 2,    Jan. 1,    Dec. 30,      Dec. 29,
                                                             1997        1998        1999       2000        2000          2001
                                                             ----        ----        ----       ----        ----          ----
                                                          ----------------------------------------------------------------------
 Working Capital (8) ..................................   $ 101,264   $ 100,876   $ 116,011   $  94,715   $ (89,980)   $(151,986)

 Reorganization value in excess of identifiable assets           --      63,279      60,021      56,763      53,503       50,245

 Total Assets .........................................     147,050     260,656     269,358     329,765     337,117      258,690

 Long-term Debt (8) ...................................          --     110,000     117,569     163,444          --           --

 Shareholders' Equity (9) .............................   $ 132,363   $ 120,958   $ 124,050   $ 119,140   $  93,601    $  18,041

(1) The change in the fiscal year-end from year to year is based on the Company's internal policy to close the fiscal year-end on the Saturday closest to December 31 of each year. As such, data for the fiscal years ended January 3, 1998, January 2, 1999, January 1, 2000, December 30, 2000 and December 29, 2001 include the Company's results of operations for 53, 52, 52, 52 and 52 weeks, respectively.

(2) The Company has accounted for the reorganization using the principles of "fresh start" reporting as required by AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Pursuant to such principles, in general, the Company's assets and liabilities were revalued. Therefore, due to the restructuring and implementation of "fresh start" reporting, the consolidated financial statements for the "Reorganized Company" (period starting June 4, 1997) are not comparable to the combined financial statements of the "Predecessor Company" (period ended June 4, 1997).

(3) Beginning with the fourth quarter of fiscal 2000, the Company has incurred costs in connection with a restructuring. The costs include those related to professional fees, severance, asset write-downs, lease and contract termination costs, as well as other expenses associated with the implementation of the Company's restructuring program.

(4) For "fresh start" reporting purposes, any portion of the Company's reorganization value not attributable to specific identifiable assets is reported as "reorganization value in excess of identifiable assets." This asset is being amortized on a straight-line basis over a 20-year period beginning June 4, 1997. Effective December 30, 2001, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, the Company will discontinue amortizing this asset.

(5) Included in Depreciation and Amortization for the seven month period ended January 3, 1998 and the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000 is the amortization of trademarks.

(6) As a division of Leslie Fay, the Company was not subject to Federal, State or Local income taxes. Effective June 4, 1997, the Company became subject to such taxes. The effective tax rate used for the historical financial statements reflects the rate that would have been applicable, had the Company been an independent entity. Provisions for deferred taxes were not reflected on the Company's books but were reflected on the books and records of Leslie Fay. Going forward, the Company has recorded deferred taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

(7)  Due  to  the   implementation  of  the  reorganization  and  "fresh  start"
     accounting principles, share and per share data for the Predecessor Company have been excluded, as they are not comparable.

(8) As a result of the defaults on the Senior Notes and on the Chase Facility, the $110.0 million Senior Notes and the $59.0 million and $70.3 million outstanding under the Chase Facility, respectively, have been reclassified as short-term liabilities as of December 29, 2001 and December 30, 2000.

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

Overview

The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2001, 2000 and 1999 ended on December 29, 2001 ("fiscal 2001"), December 30, 2000 ("fiscal 2000"), and January 1, 2000
("fiscal 1999"), respectively.

After the end of fiscal 2001, on February 5, 2002, the Company and certain of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and has filed a preliminary plan of reorganization, based on negotiations with the Ad Hoc Committee under the Company's Senior Notes. For additional information with respect to the Chapter 11 Cases, see Item 3. "Legal Proceedings".

The Company's ability to continue as a going concern is dependent upon the acceptance of a plan of reorganization by the Bankruptcy Court and the Company's creditors, securing exit financing upon emergence from bankruptcy, compliance with all debt covenants under the DIP Credit Agreement, the ability to generate sufficient cash flows from operations and the success of future operations. There can be no assurance that the Company will be successful in resolving these uncertainties. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern. The financial information contained herein does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form.

The Company completed its acquisition of the Anne Klein Trademarks (the "Trademark Purchase") on July 9, 1999 and the purchase of the Anne Klein retail stores (the "FSA Acquisition") on November 24, 1999. The results of operations of the acquired companies are included in the results of operations from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein may not be comparable between years.

Beginning in the fourth quarter of 2000 and continuing throughout fiscal 2001, the Company has been undertaking a substantial restructuring of its businesses. This includes, but is not limited to, (i) reducing general and administrative costs through the streamlining of its back-office operations, (ii) focusing on the profitability of each operating unit and examining its cost structure to enhance operating efficiencies through the closing of under performing retail stores, and (iii) adopting a more disciplined inventory management approach. Accordingly, the Company's results of operations for fiscal 2001 reflect these reductions, and charges that may, in some cases, be non-recurring.

The terrorist attacks of September 11, 2001 and the resulting decrease in consumer spending have clearly had a negative impact on the United States economy. In response to the general sense of economic uncertainty, retailers in the distribution channels to which we sell our products have reduced orders and have reacted with extremely aggressive promotional activity.

Results of Operations
                            Total Revenue by Segment
                        (in thousands except percentages)


                    Fiscal        %        Fiscal         %        Fiscal         %
                     2001     of Total      2000      of Total      1999      of Total
                  --------------------    --------------------    --------------------

Wholesale         $296,492      77.2%     $325,593      78.3%     $258,836      81.3%
Retail              72,101      18.8%       75,204      18.1%       52,373      16.5%
                  --------     -----      --------     -----      --------     -----
Net Sales          368,593      96.0%      400,797      96.4%      311,209      97.8%
Licensing           15,268       4.0%       14,908       3.6%        7,033       2.2%
                  --------     -----      --------     -----      --------     -----
Total revenue     $383,861     100.0%     $415,705     100.0%     $318,242     100.0%

                               EBITDAR by Segment
                        (in thousands except percentages)

                Fiscal         %         Fiscal          %         Fiscal         %
                 2001      of Total       2000       of Total       1999      of Total
              ---------------------     ---------------------    ---------------------
Wholesale     $(35,392)     178.1%      $   (219)      (1.4)%     $ 11,276      50.0%
Retail           1,188       (6.0)%        2,723       17.4%         5,744      25.4%
Licensing       14,336      (72.1)%       13,101       84.0%         5,550      24.6%
              --------      -----       --------      -----       --------     -----
Total         $(19,868)     100.0%      $ 15,605      100.0%      $ 22,570     100.0%

Fiscal 2001 Compared to Fiscal 2000

Total Revenue

The Company's net sales in fiscal 2001 were $368.6 million as compared to $400.8 million for fiscal 2000. Sales from the Company's wholesale operations ("Wholesale") decreased to $296.5 million in fiscal 2001 from $325.6 million in fiscal 2000, primarily as a result of the weaker economic environment and high level of promotional activity experienced in department stores for which additional markdowns and allowances were given, along with a decrease in volume of the Anne Klein Brands.

Net sales at the Company's retail stores ("Retail") decreased to $72.1 million in fiscal 2001 from $75.2 million in fiscal 2000, a decrease of $3.1 million due to the closing of four under-performing stores over the last 12 months. Comparable store sales for fiscal 2001 decreased by approximately 7.4% compared to fiscal 2000. The decrease is the result of the weakened retail environment and by the impact of the events of September 11, 2001.

Royalty income from the Company's licensing activities ("Licensing") increased slightly to $15.3 million in fiscal 2001 from $14.9 million in fiscal 2000.

Gross Profit

The Company's gross profit as a percentage of total revenue decreased to 22.8% for fiscal 2001, compared to 29.0% for fiscal 2000. In connection with the Company's restructuring efforts and management's focus on improving operational efficiency and cash flow, management has reassessed the value of its inventories. As a result, the Company has accelerated its plans to liquidate on-hand inventory, including both finished goods and raw material. During the third and fourth quarters of 2001, the Company recorded inventory write-downs aggregating approximately $17.7 million, to reflect at net realizable value, the merchandise that the Company expects to sell off-price in the case of finished goods, along with the acceleration of the expected liquidation of raw materials. As a result, Wholesale gross profit as a percentage of net sales decreased to 14.1% in fiscal 2001 from 23.9% in fiscal 2000. Excluding this charge, Wholesale gross profit for fiscal 2001 would have been 20.1% as compared to 23.9% in fiscal 2000, reflecting the ongoing promotional activity in selected seasonal merchandise offerings resulting in higher product line markdowns and allowances.

Retail gross profit as a percentage of sales remained constant at 37.2% in both fiscal 2001 and fiscal 2000.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses ("SG&A") decreased to $104.0 million in fiscal 2001 as compared to $105.0 million in fiscal 2000, even with a number of charges relating to the streamlining efforts of the COmpany. Fiscal 2001 Wholesale expenses were approximately $77.2 million versus $77.9 million in the prior year, reflecting severance costs of approximately $3.5 million offset by cost savings of approximately $4.2 million from the Company's restructuring efforts. Retail SG&A increased approximately $500,000 over the prior year. Licensing division operations accounted for a decrease of approximately $800,000 in administrative expenses during fiscal 2001, relating in part to costs which are now included in Wholesale.

Earnings before Interest, Taxes, Depreciation, Amortization and Restructuring Charge

The Company's earnings before interest, taxes, depreciation, amortization and restructuring charge, ("EBITDAR") was a loss of $19.9 million in fiscal 2001 versus earnings of $15.6 million in fiscal 2000, a decrease of $35.5 million. Wholesale EBITDAR decreased $35.2 million during the period as a result of inventory write-downs aggregating approximately $17.7 million along with the increased markdowns and allowances. Retail experienced a $1.5 million decrease in EBITDAR reflecting the decreased sales and closing costs in connection with store closures. Licensing contributed an additional $1.3 million in EBITDAR over fiscal 2000. Excluding the write-down of inventory and severance costs, EBITDAR would have been $1.3 million.

Restructuring Charge

The Company recorded a $9.2 million restructuring charge in fiscal 2001 compared to a $2.3 million charge in fiscal 2000 in order to cover the estimated costs of streamlining operating and administrative functions. These amounts include professional fees, which are expensed as incurred and totaled $4.3 million and $1.2 million in fiscal 2001 and fiscal 2000, respectively. In addition, during fiscal 2001 the Company has taken a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit approximately 25 retail store leases and certain office space, in fiscal 2002. Lease costs have been reserved for in accordance with Bankruptcy Court guidelines. Fiscal 2000 restructuring included $1.1 million in severance costs. See Note 9 to Consolidated Financial Statements included elsewhere herein.

Amortization of Reorganization Value in Excess of Identifiable Assets

As a result of the Company's 1997 spinoff under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets" (the "Reorganization Asset"). This asset is being amortized over a 20-year period beginning June 4, 1997. Accordingly, the Company incurred amortization charges in both fiscal 2001 and 2000 totaling approximately $3.3 million. In accordance with SFAS No. 142, the Company will cease recording amortization effective December 30, 2001.

Depreciation and Amortization

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $10.3 million in fiscal 2001, up from $8.1 million in fiscal 2000 and consists of the amortization charges associated with the trademarks as well as fixed asset depreciation. As of December 29, 2001, the Company has made the decision to exit approximately 25 of the Company's retail store leases. In accordance with the provisions of SFAS No. 121, the Company wrote down approximately $1.1 million of fixed assets in connection with the closing of the retail stores, which has been included in depreciation. Trademarks are being amortized over 35 years. Included in depreciation and amortization in fiscal 2001 is approximately $500,000 in write-offs of goodwill, which resulted from the FSA acquisition in fiscal 1999. The write-off was due to the impairment in value calculated in accordance with SFAS No. 121 as the remaining retail locations would not generate sufficient cash flows to support the carrying value of the costs recorded. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 2001.

Interest and Financing Costs

Interest and financing costs increased to approximately $31.3 million in fiscal 2001 from $25.6 million in fiscal 2000, an increase of $5.7 million. Interest expense is comprised of the interest expense on the Senior Notes and the amortization of the related bondholder consent fee paid on July 9, 1999, along with interest expense on the Chase Facility, the amortization of the related bank fees and factoring fees.

Beginning January 1, 2000, interest on the Senior Notes increased to 13.0% from 12.75% per annum. Interest is payable semi-annually on March 31 and September
30. Interest expense on the Senior Notes totaled $16.4 million for fiscal 2001 and $14.6 million for fiscal 2000. Fiscal 2001 interest expense includes approximately $2.1 million in unpaid default interest on the Senior Notes compared to $260,000 in fiscal 2000, resulting in the $1.8 million increase. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company has not made its semi-annual interest payments, which as of December 29, 2001 total $23.8 million. There are no principal payments due until maturity, which is March 31, 2004.

Amortization of the bondholder consent fee, which is being amortized over the remaining life of the Senior Notes beginning July 9, 1999, totaled approximately $460,000 in both fiscal 2001 and fiscal 2000. As a result of the Chapter 11 Cases, the Company has determined that the value of the capitalized Consent Fee has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $1.1 million in unamortized Consent Fees.

Interest under the Chase Facility totaled $8.2 million in fiscal 2001, a decrease of $400,000 over the prior year, the result of decreased borrowings. The related bank fees are being amortized over the remaining life of the Chase Facility, and resulted in approximately $1.1 million and $650,000 of amortization charges in fiscal 2001 and fiscal 2000, respectively. The increase in bank fees over the prior year is the result of an $875,000 bank fee relating to an amendment in November 2000 and a $675,000 amendment fee in June 2001. As a result of the Chapter 11 Cases, the Company has determined that the value of the capitalized bank fees paid in connection with the Chase Facility has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $2.4 million in unamortized bank fees.

The remaining increase interest and financing costs is related primarily to factoring fees which increased from $1.1 million in fiscal 2000 to $1.5 million for fiscal 2001, due to an increase in the fee structure under the Company's factoring agreement.

Income Taxes

Income tax expense was $1.8 million in fiscal 2001 and $1.5 million in fiscal 2000. Fiscal 2001 tax expense includes the impact of recording a valuation allowance on the previously recorded net deferred tax assets and recognition of foreign taxes. Fiscal 2000 tax expense is primarily related to foreign taxes. The difference between the Company's federal statutory tax rate of 34%, as well as its state and local taxes, when compared to its effective tax rate is principally comprised of a valuation allowance. The Company is in an accumulated loss position for both financial reporting and income tax purposes. It has net operating loss carryforwards of approximately $70.0 million as of December 29, 2001. For financial reporting purposes, the tax benefit of the Company's net operating loss carryforward and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income.

Fiscal 2000 Compared to Fiscal 1999

Total Revenues

The Company's net sales in fiscal 2000 were $400.8 million as compared to $311.2 for fiscal 1999. Wholesale sales increased to $325.6 million in fiscal 2000 from $258.8 million in fiscal 1999, primarily as a result of the sales generated by the Anne Klein Bridge and Sportswear lines. Exclusive of the Anne Klein apparel lines, wholesale sales decreased $1.2 million over fiscal 1999. Due to the high level of promotional activity experienced in department stores, additional markdowns and allowances were given, contributing to the decrease in wholesale sales.

Retail net sales increased to $75.2 million in fiscal 2000 from $52.4 million in fiscal 1999, an increase of $22.8 million due primarily to the net addition of 4 Kasper retail stores in fiscal 2000, along with the 29 Anne Klein retail stores. The 66 Kasper retail stores accounted for $4.7 million of the increase, while the 29 new Anne Klein retail stores contributed $18.1 million in sales. Comparable Kasper store sales for fiscal 2000 were $51.2 million as compared to $49.8 million for fiscal 1999, an increase of approximately 2.8%.

Royalty income from Licensing increased to $14.9 million in fiscal 2000 from $7.0 million in fiscal 1999 primarily as a result of the Trademark Purchase completed on July 9, 1999.

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

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses increased to $105.0 million in fiscal 2000 as compared to $76.2 million in fiscal 1999, an increase of $28.8 million. Approximately $18.2 million of this increase can be attributed to the new Anne Klein wholesale operations, which began incurring expenses in July 1999. Included in Anne Klein wholesale expenses for fiscal 2000 are a full year of costs relating to product development of the Anne Klein suits and Anne Klein2 sportswear lines, which began deliveries in the third quarter 2000. There were no such expenses in 1999. In addition, fiscal 2000 expenses include a full year of expenses relating to the Anne Klein bridge line, as compared to only six months of expenses in fiscal 1999. Overall, Kasper wholesale operations expenses were up approximately $1.0 million versus the prior year primarily as a result of modest increases in production, occupancy, selling and administrative expenses which were offset in part by decreases in design, advertising and shipping expenses. Retail store expansion, including the net addition of 4 Kasper retail stores and the 29 Anne Klein retail stores accounted for approximately $9.3 million in increased selling, administrative and occupancy costs. Fiscal 1999 included only one month of expenses relating to the 25 Anne Klein retail stores acquired as a result of the FSA Acquisition. Licensing division operations accounted for an increase of approximately $300,000 in administrative expenses during fiscal 2000, as fiscal 1999 included only six months of such expenses.

Earnings before Interest, Taxes, Depreciation, Amortization and Restructuring Charge

Consolidated EBITDAR was $15.6 million in fiscal 2000 versus $22.6 million in fiscal 1999, a decrease of $7.0 million. Wholesale EBITDAR decreased $11.5 million during the period as a result of product development costs relating to the new Anne Klein lines prior to the realization of sales, increased markdowns and allowances, along with the slight increase in Kasper wholesale operations expenses. Retail experienced a $3.0 million decrease in EBITDAR reflecting the re-merchandising of the Anne Klein stores and the related need to clean out older goods. Licensing contributed an additional $7.5 million in EBITDAR over fiscal 1999, reflecting the benefit of a full year's licensing activity.

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

Income Taxes

Income tax expense was $1.5 million in fiscal 2000, primarily related to foreign taxes, compared to a benefit of $2.4 million in fiscal 1999. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to loss before taxes. The Company has recorded income tax expense primarily due to state and foreign taxes. The Company is in an accumulated loss position for both financial reporting and income tax purposes. For financial reporting purposes, the tax benefit of the Company's net operating loss carryforward and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income.

Liquidity and Capital Resources

The Company's main sources of liquidity historically have been cash flows from operations and credit facilities. The Company's capital requirements primarily result from working capital needs, expansion of retail operations and renovation of department store boutiques and other corporate activities.

Net cash provided by operating activities was $17.0 million in fiscal 2001 as compared to cash used in operations of $11.7 million during fiscal 2000. The improvement in cash flows from operating activities is largely the result of the write-down and utilization of inventory. Operating cash flow improved also as a result of the non-payment of Senior Notes interest, and the lower net accounts receivable balance at fiscal year end as a result of higher allowance reserves, and was partially offset by the net loss for fiscal 2001. The decrease in cash used in investing activities resulted from greater capital expenditures in fiscal 2000 relating to the warehouse expansion and showroom improvements. The decrease in cash flows from financing activities is the result of the greater cash infusion needed in the prior year in order to fund the start-up of the new Anne Klein Brands.

Net cash used in operating activities was $11.7 million in fiscal 2000 as compared to cash provided by operations of $31.8 million in fiscal 1999. The decrease was primarily the result of increases in finished goods inventory with the addition of the new Anne Klein lines and the leaner inventory levels at the beginning of the year compared to the beginning of fiscal 1999. This along with the increase in net loss for the year was partially offset by the increase in interest payable as a result of the non-payment of Senior Notes interest, and the non-recurrence of certain transactions from fiscal 1999 associated with the Trademark Purchase. The decrease in cash used in investing and provided by financing activities is the direct result of the increased cash requirements in fiscal 1999 needed for the Trademark Purchase and FSA Acquisition.

Effective June 4, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions (the "Original Facility"). On July 9, 1999, the Original Facility was refinanced by the Chase Facility in order to, among other things, fund the Company's working capital requirements and to finance the Trademark Purchase. The Chase Facility provides the Company with a revolving credit line of up to $160 million. The Chase Facility provides, among other things, for the maintenance of certain financial ratios and covenants, and sets limits on capital expenditures and dividends to shareholders. The Chase Facility is scheduled to expire on

December 31, 2003. Availability under the Chase Facility is limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowing is determined based on stated margins above the prime rate at Chase, which on December 29, 2001, was 1.0% above the prime rate. For fiscal 2001, the weighted average interest rate on the Chase Facility was 7.85%. The Company paid approximately $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999. These fees will be amortized as interest and financing costs over the remaining life of the Chase Facility at the time of the amendment (four and one-half years). During fiscal 1999, the Company wrote off approximately $750,000 in unamortized bank fees remaining under the Original Facility.

The Chase Facility was amended on December 22, 1999 and June 29, 2000 to modify certain conditions, financial ratios and covenants. As of December 29, 2001, there were direct borrowings of $59.0 million outstanding, $21.9 million in letters of credit outstanding and $6.6 million available for future borrowings.

On November 20, 2000 and June 19, 2001, the Company entered into amended agreements with the lenders of the Chase Facility, which amended and waived compliance with certain financial covenants and all then existing defaults under the Chase Facility. In an effort to improve liquidity, the Company was granted an increase to its trademark advance rate. The agreements modified certain financial covenants and ratios including the Company's capitalization ratio, interest coverage ratio and net worth requirements through 2003 based on the Company's current and anticipated performance levels. The agreement also provided for a monthly limit on the total outstanding amount of borrowings under the facility through 2001, reduced the maximum amount of outstanding standby letters of credit allowed and modifies the interest rate on borrowings. In connection with the agreements the Company paid $875,000 and $675,000, respectively, in fees, which will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment. As of December 29, 2001, the Company was not in compliance with certain financial covenants and ratios under the Chase Facility. As a result, as of December 29, 2001, the $50.9 million outstanding under the Chase Facility has been reclassified as a short-term liability. As a result of the Chapter 11 Cases, the Company has determined that the value of the capitalized bank fees paid in connection with the Chase Facility has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $2.4 million in unamortized bank fees.

On the Filing Date, the Company obtained a $35 million debtor-in-possession financing facility (the "DIP Credit Agreement") from its existing bank group led by Chase. The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility, which on the Filing Date totaled approximately $91.6 million. The DIP Credit Agreement is intended to provide the Company with the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement.

The DIP Credit Agreement provides for the maintenance of EBITDAR covenants and places a limit on the amount of capital expenditures. It also provides for a monthly limit on the total outstanding amount of borrowings under the facility through 2002 and places a $1.5 million limit on outstanding standby letters of credit allowed. In connection with the agreements the Company paid $875,000 in facility, advisory and structuring fees. The DIP Credit Agreement also provides for an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000, both to be paid quarterly.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and

September 30. Interest relating to the Senior Notes for fiscal 2001 totaled $16.4 million, including approximately $2.1 million in default interest. There are no principal payments due until maturity.

On June 16, 1999, a majority of the aggregate principal amount of its Senior Notes as of May 21, 1999, consented to certain amendments to the Indenture and had executed the Second Supplemental Indenture. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999, as a result of the closing of the Chase Facility, the Second Supplemental Indenture became effective. As a result, the Company paid to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million (the "Consent Fee"). The Consent Fee is being amortized over the remaining life of the Senior Notes and is included in interest and financing costs. As a result of the Chapter 11 Cases, the Company has determined that the value of the capitalized Consent Fee has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $1.1 million in unamortized Consent Fees.

As of December 29, 2001, the Company was in default under the terms of its Senior Notes as the result of non-payment of its September 30, 2001, March 31, 2001 and September 30, 2000 semi-annual interest payments of $7.2 million each. The entire amount due under the Senior Notes has been reclassified as current in the accompanying consolidated balance sheet.

It is currently contemplated that the under the Company's proposed plan of reorganization, the Company's existing debt obligations will be satisfied and discharged.

On October 4, 1999, the Company entered into a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT. The agreement has no expiry date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for each six-month period beginning December 1, 2000, there was a minimum factoring fee of $675,000. On February 5, 2002, the Company entered into an amended agreement with CIT. The terms of the amended agreement remained substantially the same with the exception of the reduction of the six-month minimum factoring fee to $500,000 and the requirement of a 90-day termination notice by CIT, except upon the occurrence of default by the Company, including a default under the DIP Credit Facility or failure to pay any obligation under the CIT agreement, for which no notice is needed.

Capital expenditures were $3.0 million, $6.1 million and $6.4 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Capital expenditures represent spending associated with warehouse expansion, improvements to the Anne Klein office and showroom space, continued retail store and overseas facilities development and computer system improvements.

On March 12, 2002, the Company received a prepayment of royalties of $20.0 million from one of its licensees. The royalty prepayment is non refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through December 31, 2006.

The Company currently anticipates that it will be in a position to satisfy its ongoing cash requirements, in the near term, through cash from operations, borrowings under the DIP Credit Agreement and, from time to time, amounts received in connection with strategic transactions, including, among other things, licensing arrangements. Events that may impact the Company's ability to meet its ongoing cash requirements in the near term include, but are not limited to, failure to have its plan of reorganization approved by the Bankruptcy Court, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), and future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current trend persists, the Company's financial results could continue to be negatively impacted.

Recently Issued Accounting Pronouncements

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives", effective for periods beginning after December 15, 2001. EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. In accordance with the consensus reached, the Company will adopt the required accounting beginning fiscal 2002. The Company is currently evaluating the impact of this required accounting on the Company's Consolidated Statements of Operations.

In June 2001, the EITF issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective for periods beginning after December 15, 2001. EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. In accordance with the consensus reached, the Company will adopt the required accounting beginning fiscal 2002. The Company is currently evaluating the impact of this required accounting on the revenue and expense classifications in the Company's Consolidated Statements of Operations.

In November 2001, the EITF reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning fiscal 2002. The Company is currently evaluating the impact of this required accounting on the revenue and expense classifications in the Company's Consolidated Statements of Operations.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company will adopt these statements effective for fiscal 2002. The Company estimates that approximately $6.6 million of amortization will be eliminated in fiscal 2002 as a result of the adoption of these statements. Further determination as to any potential impairment of goodwill and other intangible assets as calculated under the provisions of these new standards has not yet been determined by the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 for fiscal 2002, and does not expect that such adoption will have a significant effect on the Company's results of operations or financial position.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable and inventories. In applying such policies management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Revenue Recognition

Sales are recognized upon shipment of products to customers and, in the case of sales by Company owned retail stores, when goods are sold to customers. Royalty revenues are recognized when earned based upon each respective licensing agreement. Sales are recorded net of returns, discounts and allowances. Allowances for estimated uncollected accounts and discounts are provided when sales are recorded.

Accounts Receivable

Under the factoring agreement, CIT purchases accounts receivable from the Company and remits the funds to the Company when collected. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT. Accounts Receivable, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements that are not purchased by CIT, and assessments of collectibility based on historic trends. Costs associated with allowable customer markdowns and operational charge backs, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from divisional seasonal negotiations as well as historic deduction trends and the evaluation of current market conditions.

Inventories

Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons fashion product. The Company makes certain assumptions to adjust inventory based on historical experience and current information, including the value of current open orders, in order to assess that inventory is recorded properly at the lower of cost or market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses an interest rate swap to mitigate interest rate risk. This transaction does not qualify for hedge accounting and accordingly, changes in fair value are reflected in current earnings. The change in fair value is shown in the consolidated statement of operations as a component of interest expense. The following table provides information on the interest rate swap:

                                     Notional        Maturity     Weighted Average Interest       Estimated Fair
                                      Amount           Date                  Rate                      Value
                                --------------------------------------------------------------------------------
                                                                 Received (1)       Paid (2)
Interest Rate Swap Agreement     $25,000,000     June 30, 2002     5.45%              6.19%        $  (521,000)

     (1) Weighted average rate received is generally based upon three-month LIBOR. The rate in effect at December 29, 2001 was 2.59%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company's directors and executive officers, as of March 22, 2002 are as follows:

      Name                          Age                   Position
      ----                          ---                   --------
      John D. Idol                  43   Chairman of the Board and Chief Executive Officer
      Martin Bloom                  68   Director
      H. Sean Mathis                54   Director
      Salvatore M. Salibello        56   Director
      Denis J. Taura                62   Director
      Steven Cohn                   47   Chief Restructuring Officer
      Laura Lentini                 38   Vice President - Controller
      Richard M. Owen               45   Senior Vice President, Worldwide Manufacturing and Operations
      Lee S. Sporn                  42   Senior Vice President, General Counsel & Secretary

The term of office of each director of the Company expires on the date of the next Annual Meeting of Stockholders and until their respective successors are elected and qualified. The Company's directors and executive officers are as follows:

John D. Idol has served as the Chairman of the Board and Chief Executive Officer of the Company since July 2001. Prior to joining the Company, Mr. Idol was employed by Donna Karan International Inc., a publicly traded apparel company, from July 1997 through July 2001, most recently as Chief Executive Officer and Director. Prior to that, Mr. Idol was employed by Polo Ralph Lauren Corporation, a publicly traded apparel company, from 1984 through July 1997, ultimately serving as Group President, Product Licensing and the Home Collection.

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

Steven Cohn is a Managing Director of Alvarez & Marsal, Inc. ("A&M"), a turnaround management consulting firm retained by the Company to assist in the implementation of its restructuring plan. Mr. Cohn has been a consultant to the Company since November 2000, and under the terms of his consulting agreement, was made Chief Restructuring Officer of the Company in May 2001. Mr. Cohn has been with A&M since 1998. Prior to that he was Chief Financial Officer of Symphony Fabrics Corp.

Laura Lentini joined the Company as Corporate Controller in February 2001 and became Vice President in June 2001. Prior to joining the Company, Ms. Lentini served as Corporate Controller of McNaughton Apparel Group, Inc. from 1994 to 2001. Ms. Lentini worked in the audit department of KPMG Peat Marwick from 1986 to 1993. Ms. Lentini is a certified public accountant.

Richard M. Owen joined the Company in October 2001 as Senior Vice President, Worldwide Manufacturing and Operations. Prior to joining the Company, Mr. Owen was employed by Liz Claiborne for 14 years, where he held a variety of positions, most recently, Vice President, Worldwide Manufacturing Operations.

Lee S. Sporn joined the Company in September 2001 as Senior Vice President, General Counsel and Secretary. Prior to this he was employed by Polo/Ralph Lauren from 1990 to 2001, serving, ultimately, as Vice President, Intellectual Property and Associate General Counsel.

Committees

On June 10, 1997, the Board of Directors established an Audit Committee and a Compensation Committee.

The Company's Audit Committee is currently composed of Messrs. Bloom, Mathis, Salibello and Taura. The function of the Audit Committee is to make recommendations concerning the selection each year of independent auditors of the Company, to review the effectiveness of the Company's internal accounting methods and procedures, and to determine, through discussions with the independent auditors, whether any restrictions or limitations have been placed upon them in connection with the scope of their audit or its implementation.

The Compensation Committee is currently composed of Messrs. Bloom, Mathis, Salibello and Taura. The function of the Compensation Committee is to review and recommend to the Board of Directors policies, practices and procedures relating to compensation of key employees and to administer employee benefit plans.

In addition, on October 10, 2000, the board established a Restructuring Committee. The Restructuring Committee is currently composed of Messrs. Mathis, Salibello and Idol. The function of the Restructuring Committee is to monitor and oversee negotiations between and among the Company, its lenders, noteholders and other parties whose interests in the Company will be affected by a restructuring of the Company's debt obligations.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that no Forms 5 were required for those persons. The

Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation paid by the Company for services rendered during the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, for the all individuals serving as Chief Executive Officer during the last completed fiscal year and all executive officers (the "Named Executive Officers").

                           Summary Compensation Table

                                            Annual Compensation            Long-term
                                            -------------------            ---------
                                                                          Compensation
                                                                          ------------
                                                                       Stock Appreciation       All Other
         Name and Principal                                                 Rights (#)       Compensation ($)
              Position             Year       Salary         Bonus          ----------       ----------------
              --------             ----       ------         -----
John D. Idol (1)
   Chairman of the Board
   and Chief Executive Officer     2001     $  434,615     $  343,151        340,000           $1,000,000(2)

Arthur S. Levine (3)
   Chairman of the Board           2001     $1,536,923     $     --             --                   --
   and Chief Executive             2000      2,000,000           --             --                   --
   Officer                         1999      2,000,000           --             --                   --

Steven Cohn (4)                    2001     $     --       $     --             --                   --
  Chief Restructuring Officer      2000           --             --             --                   --

Laura Lentini (5)
  Vice President - Controller      2001     $  158,058     $   50,000
     & Treasurer                                                                --                   --

Richard M. Owen (6)
  Senior Vice President -
     Worldwide Manufacturing       2001     $   48,077     $     --             --                   --
     and Operations

Lee S. Sporn (7)                   2001     $   86,539     $   30,000           --                   --
    Senior Vice President -
     General Counsel &
     Secretary

-------------

(1) Mr. Idol joined the Company in July 2001. Mr. Idol's employment agreement provides for an annual salary of $1,000,000 and a bonus in fiscal 2001 in the amount of $750,000 prorated to reflect the number of days employed during fiscal 2001.

(2) Represents an unsecured promissory note dated July 18, 2001. The note is payable on July 18, 2004, together with interest thereon. Prior to February 5, 2003, the Company has the right to issue shares of its Common Stock having a value of $1,000,000 in exchange for and in full satisfaction of the Note.

(3)  Mr. Levine's employment with the Company ended in September 2001.

(4) Mr. Cohn is a managing director of A&M. The Company engaged A&M as restructuring consultants. Since November 2000, Mr. Cohn has devoted substantially all of his time to the implementation of the Company's restructuring plan. Subsequently, Mr. Cohn was made Chief Restructuring Officer of the Company in May 2001. During 2001 and 2000, A&M was paid $2.2 million and $338,000, respectively, for its services.

(5) Ms. Lentini joined the Company in February 2001. Ms. Lentini's annual salary is $187,000.

(6) Mr. Owen joined the Company in October 2001. Mr. Owen's annual salary is $250,000.

(7) Mr. Sporn joined the Company in September 2001. Mr. Sporn's annual salary is $300,000.

Stock Appreciation Right Grants in Last Fiscal Year

The following table sets forth information with respect to stock appreciation rights ("SARs") granted to the Named Executive Officers of the Company during fiscal 2001. No options were granted to the Named Executive Officers during fiscal 2001.

                                                                    Potential realizable value at assumed
                             Individual Grants                           annual rates of stock price
                                                                          appreciation for SAR term
       ---------------------------------------------------------------------------------------------------

                         Number of     Percent of total
                         securities    SARs granted to
                      underlying SARs    employees in    Base price    Expiration
            Name        granted (#)      fiscal year     ($/share)        date        5% ($)    10% ($)
       ---------------------------------------------------------------------------------------------------
       John D. Idol       340,000            100%          $0.135    July 17, 2008   $64,586    $89,446

Under the terms of the SAR grant, the SAR is automatically cancelled upon the Company's filing of a petition for reorganization under the Bankruptcy Code. Accordingly, the SAR was cancelled on February 5, 2002, with no payment required to be made.

Fiscal Year End Value Table

The following table sets forth information with respect to SAR's held as of December 29, 2001 by the Named Executive Officers of the Company. There are no options held by the Named Executive Officers of the Company.

   ----------------------------------------------------------------------------

                   Number of unexercised         Value of unexercised in-the-
       Name       SARs at fiscal year end       money SARs at fiscal year end
                            (#)                               ($)
   ----------------------------------------------------------------------------
                   Exercisable   Unexercisable     Exercisable    Unexercisable

   John D. Idol         ---         340,000             ---           --- (1)


(1) The closing sales price of the common stock underlying the SARs as of December 29, 2001 was $0.10, which is below the base price of .$0.135

Compensation of Directors

Each Director who is not an employee of the Company is paid for service on the Board of Directors a retainer at the rate of $40,000 annually and $1,500 for every Board of Directors meeting in excess of twelve per annum. Each non-employee Director, who held such position prior to January 1, 2000, also received an option to purchase 20,000 shares of common stock at the time of joining the Board of Directors. Such options vest ratably over the first three anniversaries of the date of grant and are exercisable at a price of $14.00 per share. The Company also reimburses each Director for reasonable expenses in attending meetings of the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as Directors.

Employment Agreements

The Company has entered into an employment agreement with Mr. Idol dated July 18, 2001, which provides for his employment as the Chairman of the Board of Directors and Chief Executive Officer of the Company through July 18, 2005. The agreement provides for a base salary of $1.0 million per annum, subject to annual review. The agreement provides for a bonus at the annual rate of $750,000 in 2001 (prorated to reflect the number of days Mr. Idol was employed) and a minimum bonus of $750,000 in 2002. Subject to such minimum, commencing in the fiscal year ending 2002 the bonus is to be the sum of (i) fifty percent (50%) of the then current salary rate, if the Company achieves any pre-tax income for such fiscal year, and (ii) five percent (5%) of pre-tax income for such fiscal year between $10 million and $20 million, and
(iii) two and one-half percent (2-1/2%) of pre-tax income for such fiscal year in excess of $20 million (up to a maximum of $500,000), up to a bonus cap of $1.5 million. In addition, pursuant to the agreement the Company issued to Mr. Idol an unsecured promissory note in the principal amount of $1.0 million, payable with interest at 9% per annum on July 18, 2004 (the "Note"). The Company is entitled, through February 5, 2003, to issue shares of its common stock having a value of $1.0 million in full satisfaction of the Note. The Note, or the shares issued in exchange therefor, are non-transferable and shall be cancelled if Mr. Idol is terminated for Cause or terminates his employment without Good Reason (as defined in the employment agreement). As of the effective date of a plan of reorganization with respect to the Company approved by a bankruptcy court, the Company is obligated to grant Mr. Idol options to purchase an aggregate of two and one-half percent (2.5%) of the outstanding common stock of the reorganized Company on a fully diluted basis as of such date. To the extent permitted, options with respect to .5% of the equity shall be designated as incentive stock options, and the options with respect to the remaining 2% shall be non-qualified stock options. Each option shall vest in four equal installments on each of the first 4 anniversaries of the employment agreement, provided Mr. Idol's remains employed on such dates or, if earlier, shall fully vest on the date of his death, total disability, termination of employment without Cause or registration for Good Reason, or on a Change of Control (all as defined in the employment agreement). Also upon the effective date of a plan of reorganization, the Company shall grant Mr. Idol 2.5% of the outstanding common stock of the reorganized Company in restricted stock, which shall vest 50% after 2 years after such grant, 75% after 3 years, and 100% after 4 years and, as an additional requirement to vesting, the closing stock price must average at least $15 per share for 20 consecutive trading days during a period starting one year after commencement of trading of the equity issued in the bankruptcy. The options will be at the same price used by the bondholders in converting their debt to equity under the plan or reorganization. In addition, the Company has granted 340,000 stock appreciation rights (the "SAR") to Mr. Idol. The SAR provides for a cash payment by the Company when Mr. Idol exercises the stock option granted. Each such option has a term of seven years, subject to earlier termination upon certain events. The SAR may be exercised to the extent vested, which is 25% on each of the first four anniversaries of the date of grant of the SAR, provided, that Mr. Idol is employed by the Company on such dates. The SAR fully vests on the date of Mr. Idol's death, total disability, termination without cause, or resignation without good reason. The payment will be an amount equivalent to the excess of the then current market price of the shares issued over the base value of the SAR. Any non-vested portion of the SAR will be forfeited upon the Mr. Idol's termination for cause or resignation without good reason. Under the terms of the SAR, the SAR is automatically cancelled upon the Company's filing of a petition for reorganization under the Bankruptcy Code. Accordingly, the SAR was cancelled on February 5, 2002, with no payment required to be made.

The employment agreement with Ms. Lentini, dated March 1, 2002, provides for her employment as Vice President, Controller, through March 1, 2005, and provides for successive one-year renewal terms thereafter unless terminated by notice from either party. The agreement provides for an annual base salary of $187,000, subject to annual review, and provides for her participation in the current bonus plan and any successor plan. In the event Ms. Lentini is terminated without Cause (as defined in the agreement), she is entitled to a severance payment in an amount equal to one-half of her then current annual base salary, payable in six monthly installments.

The employment agreement with Mr. Owen, dated October 10, 2001, provides for his employment as Senior Vice President, Worldwide Manufacturing & Operations through October 10, 2004, and provides for successive one-year renewal terms thereafter unless terminated by notice from either party. The agreement provides for an annual base salary of $250,000, subject to annual review, and provides for his participation in the current bonus plan and any successor plan. In the event Mr. Owen is terminated without Cause (as defined in the agreement), he is entitled to a severance payment in an amount equal to his then current annual base salary, payable in twelve monthly installments.

The employment agreement with Mr. Sporn, dated September 17, 2001, provides for his employment as Senior Vice President, General Counsel & Secretary through September 17, 2004, and provides for successive one-year renewal terms thereafter unless terminated by notice from either party. The agreement provides for an annual base salary of $300,000, subject to annual review, and provides for his participation in the current bonus plan and any successor plan. Pursuant to the agreement, Mr. Sporn received a $30,000 bonus in 2002 and shall receive a $60,000 bonus upon the completion of the Company's restructuring or upon a sale or merger of the Company. In the event Mr. Sporn is terminated without Cause (as defined in the agreement), he is entitled to a severance payment in an amount equal to the aggregate of his then current base salary plus the amount of his bonus, if any, during the preceding year, payable in twelve monthly installments.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of Messrs. Bloom, Mathis, Salibello and Taura. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity, which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

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

Participants in the 1999 Plan will consist of such Directors, officers and key employees of, and such consultants to, the Company and its subsidiaries and affiliates as the Compensation Committee in its sole discretion determines to be responsible for the success and future growth and profitability of the Company and whom the Compensation Committee may designate from time to time to receive benefits under the 1999 Plan. All of the Company's non-employee Directors will be eligible to participate in the 1999 Plan. Currently, there are four non-employee Directors. The number of officers and key employees who are eligible to participate in the 1999 Plan is estimated to be 100. An estimate of the number of consultants who are eligible to participate in the 1999 Plan has not been made.

The 1999 Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards; (4) performance awards; and (5) stock units.

The maximum number of shares of common stock that may be granted under the 1999 Plan is 2,500,000 and the maximum number of shares that may be granted to an individual participant shall not exceed 1,500,000. The unanimous consent of the Compensation Committee is required for the grant of options to any recipient if the aggregate number of shares held by that recipient is equal to or greater than 20,000. As of March 20, 2002, no shares had been granted under the 1999 Plan. The 1999 Plan terminates on July 28, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 29, 2002, based upon the most recent information available to the Company for (i) each person known by the Company who owns beneficially more than five percent of the Common Stock, (ii) each of the Company's Named Executive Officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 77 Metro Way, Secaucus, New Jersey 07094.

                                                               Number of Shares       Percentage Ownership of
          Name and Address of Beneficial Owner                Beneficially Owned            Common Stock
          ------------------------------------                ------------------            ------------
          John D. Idol                                                --                         --

          Martin Bloom                                               5,000                       *

          H. Sean Mathis                                              --                         --

          Salvatore M. Salibello                                    20,000(1)                    *

          Denis J. Taura                                            20,000(1)                    *

          Steven Cohn                                                 --                         --

          Laura Lentini                                              5,000                       *

          Richard M. Owen                                             --                         --

          Lee S. Sporn                                                --                         --

          Whippoorwill Associates, Inc.                          1,208,524(2)                  17.8%
          11 Martine Avenue
          White Plains, NY 10606

          Bay Harbour Management, L.C                            1,021,277(3)                  15.0%
          777 South Harbour Island Boulevard, Ste. 270
          Tampa, FL 33602

          ING Equity Partners, L.P. I                              646,201(4)                   9.5%
          135 East 57 Street
          New York, NY 10022

          Harvard Management Company                               357,304(5)                   5.3%
          660 Atlantic Avenue
          Boston, MA 02210

          Officers and Directors as a group (9 persons)             55,000(6)                    *

-------------

     * Less than one percent

(1) Includes 20,000 shares of Common Stock issuable upon exercise of currently exercisable Director Options.

(2) Based on information contained in a Schedule 13G, filed with the Commission on August 7, 2001. These shares of Common Stock are owned by various limited partnerships, a limited liability company, a trust and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager.

(3) Based on information contained in a Form 4, filed with the Commission on July 10, 2000. These shares of Common Stock are also indirectly owned by Tower Investment Group, Inc. ("Tower"), the majority stockholder of Bay Harbour Management, L.C., Steven A. Van Dyke, a stockholder and President of

     Tower, and Douglas P. Teitelbaum, a stockholder of Tower, each of whom may also be deemed to be a beneficial owner of such shares of Common Stock.

(4) Includes 20,000 shares of Common Stock issuable upon exercise of currently exercisable Director Options, which were issued to ING Equity Partners, L.P. I ("ING") pursuant to Mr. Trouveroy's previous status as a non-employee Director of the Company, a position for which he was designated by ING.

(5) Based on information contained in a Schedule 13G, filed with the Commission on February 11, 2000.

(6) Includes 40,000 shares of Common Stock issuable upon exercise of currently exercisable Director Options.

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

          (2)  Financial Statement Schedule:

               The Financial Statement Schedule is set forth in the Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

          (3) Exhibits:


Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------

2 (1) Fourth Amended and Restated Joint Plan of Reorganization for Debtors (Leslie Fay Companies, Inc.) Pursuant to Chapter 11 of the United States Bankruptcy Code Proposed by Debtors and Creditors' Committee, dated April 18, 1997.

2.1 (10) Asset Purchase Agreement, dated as of March 15, 1999, among the Company, Anne Klein Company LLC and Takihyo Inc.

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

3.3 (19)  By-laws, as amended.

3.4 (24)  Second Amended and Restated By-laws

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

Exhibit
 Number                                Description
-------   ----------------------------------------------------------------------

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

10.11(18)   Amendment  Agreement  No.  1 to  the  Amended  and  Restated  Credit
            Agreement, dated December 22, 1999.

10.12(20)   Amendment  Agreement  No.  2 to  the  Amended  and  Restated  Credit
            Agreement, dated June 29, 2000.

10.13(21)   Amendment  Agreement  No.  3 to  the  Amended  and  Restated  Credit
            Agreement, dated November 13, 2000.

10.14(22)   Consulting Agreement dated October 25, 2000, between the Company and
            Alvarez and Marsal, Inc.

10.15(22)   Waiver Agreement to the Amended and Restated Credit Agreement, dated
            March 28, 2001

10.16(23)   Consulting  Agreement dated April 11, 2001,  between the Company and
            Alvarez and Marsal, Inc.

10.17 Revolving Credit and Guaranty Agreement, dated as of February 5, 2002, among the Company, as Borrower, the guarantors named therein, the lenders named therein, JPMorgan Chase Bank, as administrative, documentation and collateral agent, J.P. Morgan Securities Inc., as book manager and lead arranger and The CIT Group/Commercial Services, Inc., as collateral monitor (together with Security and Pledge Agreement and Subsidiary Guaranty).

10.2(5) Employment Agreement, dated June 4, 1997 between the Company and Arthur S. Levine.

10.21(25)   Employment  Agreement,  dated July 18, 2001  between the Company and
            John D. Idol.

Exhibit
 Number                              Description
-------     --------------------------------------------------------------------

10.22 Employment Agreement, dated March 1, 2002 between the Company and Laura Lentini Iaffaldano.

10.23 Employment Agreement, dated October 10, 2001 between the Company and Richard Owen.

10.24 Employment Agreement, dated August 27, 2001 between the Company and Lee Sporn.

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

10.61 (17)  1999 Share Incentive Plan.

10.7(5)     Form of Stock Option Agreement issued to Directors.

10.8 (15)   Letter  Agreement,  dated as of  September  13,  1999,  between  the
            Company and Whippoorwill Associates, Inc., as agent for various discretionary accounts.

10.9 (13)   Lease,  dated  as of June  4,  1996,  among  11  West  42nd  Limited
            Partnership  as  Landlord,  and Anne Klein & Company and Mark of the
            Lion Associates, as tenants.

10.10 (14)  Omnibus Agreement, dated as of March 15, 1999, among the Company and
            Anne Klein Company LLC.

21   (8)    Subsidiaries of the Registrant.

24   (6)    Power of Attorney (included in signature page).

99          Letter To Commission Pursuant To Temporary Note 3t
-------------

     (1) Incorporated by reference to Exhibit No. 4 to the Company's Report on Form 8-K (Commission File No. 022-22269) filed with the Commission on July 14, 1997 (the "Company's Report on Form 8-K").

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

     (18) Incorporated by reference to Exhibit No. 21.1 to the Company's Report on Form 10-K filed with the Commission on March 31, 2000.

     (19) Incorporated by reference to Exhibit No. 3.1 to the Company's Report on Form 10-Q filed with the Commission on May 12, 2000.

     (20) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on August 11, 2000.

     (21) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 8-K filed with the Commission on November 20, 2000.

     (22) Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2001.

     (23) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on May 15, 2001.

     (24) Incorporated by reference to Exhibit No. 3.1 to the Company's Report on Form 10-Q filed with the Commission on August 14, 2001.

     (25) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on November 19, 2001.

          (b) Reports on Form 8-K:

               None.

                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements                                                Page

Report of Independent Public Accountants....................................F-2

Consolidated Balance Sheets at December 29, 2001 and December 30, 2000......F-3

Consolidated Statements of Operations for the Fiscal Years Ended
        December 29, 2001, December 30, 2000 and January 1, 2000............F-4

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
        December 29, 2001, December 30, 2000 and January 1, 2000............F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
        December 29, 2001, December 30, 2000 and January 1, 2000............F-6

Notes to Consolidated Financial Statements..................................F-8

Schedule II - Valuation and Qualifying Accounts ............................F-25

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Kasper A.S.L., Ltd. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Kasper A.S.L., Ltd. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed a petition for reorganization under chapter 11 of the U.S. Bankruptcy Code on February 5, 2002. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon acceptance of a plan of reorganization by the Court and the Company's creditors, compliance with all debt covenants under the debtor-in-possession financing, securing post-emergence financing and the success of future operations. The ultimate outcome of these matters is not presently determinable. The consolidated financial statements do not include any adjustments relating to these uncertainties or the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                /s/ Arthur Andersen LLP

New York, New York
March 22, 2002

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                        ASSETS                                          December 29,  December 30,
                                                                           2001           2000
                                                                        -----------   ------------
Current Assets:
    Cash and cash equivalents ........................................   $   6,405    $   3,847

    Accounts  receivable,  net of  allowances  of $41,838 and $26,945,
      respectively ...................................................       4,333       25,475

    Inventories, net .................................................      73,699      110,572

    Prepaid expenses and other current assets ........................       4,226        4,802

    Deferred taxes, net ..............................................          --        5,004
                                                                         ---------     ---------
Total Current Assets .................................................      88,663      149,700
                                                                         ---------     ---------
Property, plant and equipment, at cost less accumulated depreciation
      and amortization of $16,438 and $13,422, respectively ..........      15,637       21,282

Reorganization value in excess of identifiable assets, net of
     accumulated amortization of $14,937 and $11,678, respectively ...      50,245       53,503


Trademarks, net of accumulated amortization of $11,200 and
        $7,932, respectively .........................................     103,162      106,430

Other assets, at cost less accumulated amortization of $271 and
      $2,086, respectively ...........................................         983        6,202
                                                                         ---------     ---------

Total Assets .........................................................   $ 258,690    $ 337,117
                                                                         =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Accounts payable .................................................   $  24,899    $  34,609

    Accrued expenses and other current liabilities ...................      17,682       11,597

    Interest payable .................................................      28,483       11,563

    Taxes payable ....................................................         537        1,653

    Reclassified long-term debt ......................................     110,000      110,000

    Bank revolver ....................................................      59,048       70,258
                                                                         ---------     ---------
Total Current Liabilities ............................................     240,649      239,680

Long-Term Liabilities:

    Deferred taxes ...................................................          --        3,352

    Minority interest ................................................          --          484
                                                                         ---------     ---------
Total Liabilities ....................................................     240,649      243,516

Commitments and Contingencies

Shareholders' Equity:

    Common Stock, $0.01 par value; 20,000,000 shares
        authorized; 6,800,000 shares issued and outstanding ..........          68           68

    Preferred Stock, $0.01 par value; 1,000,000 shares
        authorized; none issued and outstanding ......................          --           --

    Capital in excess of par value ...................................     120,139      119,932

    Accumulated deficit ..............................................    (101,490)     (25,820)

    Cumulative other comprehensive loss ..............................        (676)        (579)
                                                                         ---------     ---------
Total Shareholders' Equity ...........................................      18,041       93,601
                                                                         ---------     ---------
Total Liabilities and Shareholders' Equity ...........................   $ 258,690    $ 337,117
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                        ------------------------------------------------
                                                                           Fiscal Year
                                                                              Ended
                                                        ------------------------------------------------
                                                         December 29,      December 30,      January 1,
                                                             2001              2000             2000
                                                        ------------       -----------       -----------
Net sales .........................................      $   368,593       $   400,797       $   311,209

Royalty income ....................................           15,268            14,908             7,033

Cost of sales .....................................          299,722           295,139           219,520
                                                         -----------       -----------       -----------

Gross profit ......................................           84,139           120,566            98,722

Operating expenses:

Selling, general and administrative expenses ......          104,007           104,961            76,152

Restructuring charge ..............................            9,201             2,344                --

Depreciation and amortization .....................           13,550            11,345             9,276
                                                         -----------       -----------       -----------

Total operating expenses ..........................          126,758           118,650            85,428
                                                         -----------       -----------       -----------

Operating (loss) income ...........................          (42,619)            1,916            13,294

Interest and financing costs ......................           31,301            25,576            20,494
                                                         -----------       -----------       -----------

Loss before income taxes ..........................          (73,920)          (23,660)           (7,200)

Income tax provision (benefit) ....................            1,750             1,528            (2,426)
                                                         -----------       -----------       -----------

Net loss ..........................................      $   (75,670)      $   (25,188)      $    (4,774)
                                                         ===========       ===========       ===========

Basic and diluted loss per common share ...........      $    (11.13)      $     (3.70)      $     (0.70)
                                                         ===========       ===========       ===========

Weighted average number of shares used in computing
   basic and diluted loss per common share ........        6,800,000         6,800,000         6,800,000


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                Cumulative       Retained
                                               Capital in         Other         Earnings /
                                   Common       Excess of     Comprehensive    (Accumulated
                                    Stock       Par Value          Loss           Deficit)        Total
                                   ------      ------------    -------------    ------------   -----------

BALANCE AT JANUARY 2, 1999        $      68      $ 119,932      $     (92)      $   4,142       $ 124,050
                                  =========      =========      =========       =========       =========

Translation adjustment                   --             --           (136)             --            (136)
Net loss for the period                  --             --             --          (4,774)         (4,774)
                                  ---------      ---------      ---------       ---------       ---------
Comprehensive loss                       --             --           (136)         (4,774)         (4,910)
                                  ---------      ---------      ---------       ---------       ---------
BALANCE AT JANUARY 1, 2000        $      68      $ 119,932      $    (228)      $    (632)      $ 119,140
                                  =========      =========      =========       =========       =========
Translation adjustment                   --             --           (351)             --            (351)

Net loss for the period                  --             --             --         (25,188)        (25,188)
                                  ---------      ---------      ---------       ---------       ---------
Comprehensive loss                       --             --           (351)        (25,188)        (25,539)
                                  ---------      ---------      ---------       ---------       ---------
BALANCE AT DECEMBER 30, 2000      $      68      $ 119,932      $    (579)      $ (25,820)      $  93,601
                                  =========      =========      =========       =========       =========

Stock award                              --            207             --              --             207

Translation adjustment                   --             --            (97)             --             (97)

Net loss for the period                  --             --             --         (75,670)        (75,670)
                                  ---------      ---------      ---------       ---------       ---------
Comprehensive income (loss)              --            207            (97)        (75,670)        (75,560)
                                  ---------      ---------      ---------       ---------       ---------
BALANCE AT DECEMBER 29, 2001      $      68      $ 120,139      $    (676)      $(101,490)      $  18,041
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Fiscal Year
                                                                             Ended
                                                      --------------------------------------------------
                                                          December 29,    December 30,    January 1,
                                                              2001           2000            2000
                                                      ---------------- ---------------- ----------------
Cash Flows from Operating Activities:
Net Loss .............................................      $(75,670)      $(25,188)      $ (4,774)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................        10,680          9,052          6,815
   Amortization of reorganization value in excess of
     identifiable assets .............................         3,258          3,258          3,258
   (Loss) income applicable to minority interest .....            --            (35)            60
   Write-down of net book value of property, plant
     and equipment ...................................         2,872             --             --
   Write-off of unamortized financing fees ...........         3,544             --            740
   Interest rate swap ................................           521             --             --
   Deferred taxes ....................................         1,652            361           (700)
Decrease (increase) in:
   Accounts receivable, net ..........................        21,142            732          6,514
   Inventories .......................................        36,873        (15,504)         7,332
   Prepaid expenses and other current assets .........           576          1,073         (2,650)
   Other assets ......................................          (641)        (1,250)        (1,289)
(Decrease) increase in:
   Accounts payable, accrued expenses and other
     current liabilities .............................        (3,625)         7,234         16,290
   Interest payable ..................................        16,920          7,531            235
   Taxes payable .....................................        (1,116)         1,059            (52)
                                                            --------       --------       --------
Total adjustments ....................................        92,656         13,511         36,553
                                                            --------       --------       --------
Net cash provided by (used in) operating activities ..        16,986        (11,677)        31,779
                                                            --------       --------       --------

Cash Flows from Investing Activities:
   Capital expenditures, net of proceeds from sales
     of fixed assets .................................        (2,995)        (6,025)        (5,425)
   Minority interest purchase ........................          (126)            --             --
   FSA acquisition ...................................            --             --         (2,488)
   Trademark purchase ................................            --             --        (66,956)
                                                            --------       --------       --------
Net cash used in investing activities ................        (3,121)        (6,025)       (74,869)
                                                            --------       --------       --------

Cash Flows from Financing Activities:
   Net (pay down) borrowings under Bank Revolver .....       (11,210)        16,814         45,875
                                                            --------       --------       --------
Net cash (used in) provided by financing activities ..       (11,210)        16,814         45,875
                                                            --------       --------       --------

Effect of exchange rate changes on cash and cash
   equivalents .......................................           (97)          (351)          (136)
                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents .         2,558         (1,239)         2,649
Cash and cash equivalents, at beginning of period ....         3,847          5,086          2,437
                                                            --------       --------       --------
Cash and cash equivalents, at end of period ..........      $  6,405       $  3,847       $  5,086
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Fiscal Year
                                                                   Ended
                                                   ---------------------------------------
                                                   December 29,  December 30,   January 1,
                                                       2001         2000          2000
                                                   ---------------------------------------

 Supplemental Schedule of Cash Flow Information


Cash paid during the year for

Interest                                            $  9,652      $ 10,240       $ 18,790
Income taxes                                           1,198         1,046          1,138

Noncash investing

Inventories acquired in FSA Acquisition                   --            --         (1,965)

Fixed assets acquired in FSA Acquisition                  --            --         (1,001)

Goodwill recorded in FSA Acquisition                      --          (130)          (997)

Current liabilities assumed in FSA Acquisition            --            --          1,475


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION:

The Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended December 29, 2001 ("2001"), December 30, 2000 ("2000") and January 1, 2000 ("1999"), each included 52 weeks.

The Consolidated Financial Statements herein presented include the operations of two related Hong Kong corporations, Asia Expert Limited ("AEL") and Tomwell Limited ("Tomwell"). These two Hong Kong corporations procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Consolidated Financial Statements also include the financial statements of Kasper A.S.L. Europe, Ltd., Kasper Holdings Inc., ASL Retail Outlets, Inc. ("ASL Retail"), ASL/K Licensing Corp., AKC Acquisition, Ltd. and Lion Licensing, Ltd., all of which are wholly-owned subsidiaries of the Company. Kasper Holdings Inc. owns Kasper Canada ULC and Anne Klein ULC, which together own 100% of Kasper Partnership G.P., a Canadian Partnership (70% and 30%, respectively) through which the Company conducts sales and distribution activity in Canada. Prior to October 2001, Kasper Canada ULC was a 70% owner of Kasper Partnership G.P. In October 2001 Anne Klein ULC purchased the remaining 30% from the minority owner for approximately $920,000, which represented its proportionate share of the subsidiary's income included in the Company's financial statements, at the time, under minority interest of approximately $800,000 and an additional $120,000 in goodwill.

NOTE 2. REORGANIZATION CASE:

Subsequent to the end of the Company's fiscal year, on February 5, 2002 (the "Filing Date"), the Company and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case Nos. 02-B10497, 02-B10500, and 02-B10502 through 10505
(ALG)) (the "Chapter 11 Cases"). Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. International operations were not included in the filings. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and has filed a preliminary plan of reorganization, based on negotiations with an ad hoc committee of its noteholders (the "Ad Hoc Committee") under the Company's $110.0 million Senior Notes due 2004 (the "Senior Notes").

On the Filing Date, the Debtors requested a series of orders from the Court designed to minimize any disruption of business operations and to facilitate their reorganization. Such orders authorized the Debtors to, among other things, satisfy certain pre-Filing Date obligations that were outstanding, including wages and benefits that were due to employees, as well as obligations to certain vendors and suppliers that provided goods or services critical to the Debtors' operations. With respect to such critical goods and services that are governed by executory contracts between the Debtors and their suppliers, the Debtors filed, on the Filing Date, and shortly thereafter were granted motions for authorization to assume such executory contracts and make any necessary cure payments. Such relief, particularly as it related to the Debtors' executory contracts, was critical to the Debtors' continued operations and their successful reorganization. The Debtors also requested and were granted certain orders from the Court permitting them to continue, on an uninterrupted basis, their centralized cash management system and procedures, as well as certain customer service programs that were in effect prior to the commencement of the Debtors' reorganization cases, such as agreements entitling their customers to discounts and allowances.

Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 Cases at less (and possibly substantially less) than 100% of their face value. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Filing Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. As of December 29, 2001, the Company has made the decision to exit approximately 25 of the Company's retail store leases and certain office and showroom space. Of the 25 retail stores, 24 have been closed as of March 29, 2002. In fiscal 2001, the Company has taken a charge of $2.7 million for lease cancellation costs. Although this amount has been reserved for in accordance with Bankruptcy Court guidelines, any such amounts due will be treated as general unsecured claims in the Chapter 11 Cases and, accordingly, the Company's ultimate liability for these amounts cannot yet be ascertained. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

As of the Filing Date, the significant indebtedness of the Debtors consisted of the following: (a) approximately $92.0 million in principal amount of indebtedness under the Chase Facility, plus accrued and unpaid interest thereon,
(b) approximately $138.0 million in amount of Senior Notes, including approximately $28.0 million of accrued and unpaid interest thereon, (c) approximately $300,000 in certain equipment financing arrangements, and (d) approximately $18.0 million in outstanding accounts payable, accrued expenses and other prepetition general unsecured claims.

Prior to the Filing Date, the Ad Hoc Committee was organized, consisting of or authorized to speak on behalf of entities, which in the aggregate, represent approximately eighty percent of the Company's Senior Notes. The Ad Hoc Committee and its professional advisors have had extensive discussions and negotiations with management of the Debtors over a period of more than a year. On February 19, 2002, the United States Trustee appointed an Official Committee of Unsecured Creditors (the "Official Committee") consisting of several members of the Ad Hoc Committee, the indenture trustee and one certain general unsecured creditor. The Official Committee has the right to review and object to certain business transactions and is expected to participate in the final formulation of the plan of reorganization.

On the Filing Date, the Company obtained a $35 million debtor-in-possession financing facility (the "DIP Credit Agreement") from its existing bank group led by JPMorgan Chase Bank ("Chase"). The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility (as defined in Note 8), which on the Filing Date totaled approximately $92.0 million. The DIP Credit Agreement is intended to assure that the Company has the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement.

The Company's ability to continue as a going concern is dependent upon the acceptance of a plan of reorganization by the Bankruptcy Court and the Company's creditors, securing, compliance with all debt covenants under the DIP Credit Agreement, the ability to generate sufficient cash flows from operations, securing post-emergence financing and the success of future operations. There can be no assurance that the Company will be successful in resolving these uncertainties. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern. The financial information contained herein does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form.

NOTE 3. DEFAULTS ON DEBT:

As of December 29, 2001, the Company was in default under the terms of its Senior Notes as the result of non-payment of its September 30, 2001, March 31, 2001 and September 30, 2000 semi-annual interest payments of $7.2 million each. The entire amount due under the Senior Notes has been reclassified as a current liability in the accompanying consolidated balance sheet.

As of December 29, 2001, the Company was not in compliance with certain financial covenants and ratios under the Chase Facility (as defined in Note 8).

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Business -

The Company is principally engaged in the design, manufacturing and sale of women's apparel.

(b) Principles of Consolidation -

The consolidated financial statements of Kasper include the accounts of all majority-owned companies. All significant intercompany balances and transactions have been eliminated in consolidation. For 2000, minority interest represents the minority shareholder's proportionate share in the equity or income of the Company's wholly-owned Kasper Holdings Inc. subsidiary.

(c) Fair Value of Financial Instruments -

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short term maturity of these instruments. The Company's debt has been reflected at its book value, which does not reflect the fair value of the liability that may result from the Company's plan of reorganization if and when it is approved by the Bankruptcy Court.

(d) Use of Estimates -

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company's assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, lease cancellation costs and legal and tax contingency reserves. Actual results could ultimately differ from those estimates.

(e) Reorganization Value -

Reorganization value in excess of identifiable assets is being amortized using the straight-line method over 20 years. The Company, under the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", continually evaluates, based upon operating income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of this asset warrants revision or that the remaining balance of this asset may not be recoverable.

(f)  Trademarks -

Trademarks are being amortized using the straight-line method over 35 years. The Company, under the requirements of SFAS No. 121, continually evaluates, based upon income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of this asset warrants revision or that the remaining balance of this asset may not be recoverable.

(g)  Cash and Cash Equivalents -

All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.

(h)  Credit Risk -

The Company has a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under such agreement, CIT purchases the receivables from the Company and remits the funds to the Company when collected. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements that are not purchased by CIT, and assessments of collectibility based on historic trends. Costs associated with allowable customer markdowns and operational charge backs, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from divisional seasonal negotiations as well as historic deduction trends and the evaluation of current market conditions

(i)  Inventories -

Inventories are valued at the lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons fashion product. The Company makes certain assumptions to adjust inventory based on historical experience and current information, including the value of current open orders, in order to assess that inventory is recorded properly at the lower of cost or market.

(j)  Property, Plant and Equipment -

Buildings, fixtures, equipment, software and leasehold improvements are stated at cost. Major replacements or betterments are capitalized. Maintenance and repairs are charged to earnings as incurred. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life or the life of the lease.

(k)  Derivative Instruments -

The Company has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. If certain conditions are met, whereby the derivative instrument has been designated as a fair value hedge, the derivative instrument and the hedged item are marked to fair value through earnings. If the derivative is designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is recorded in comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Accounting for qualifying hedges requires that a company must formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. For derivatives not accounted for as hedges, fair value adjustments are recorded to earnings. Reference is made to Note 8 for a discussion of the Company's derivative instrument and transactions.

(l) Revenue Recognition -

Sales are recognized upon shipment of products to wholesale customers and, in the case of sales by Company owned retail stores, when goods are sold to retail customers. Royalty revenues are recognized when earned based upon each respective licensing agreement. Allowances for estimated uncollected accounts and discounts are provided when sales are recorded.

(m)  Income Taxes -

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

(n) Stock-Based Compensation -

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

(o)  Earnings Per Common Share -

Basic and Fully Diluted Earnings Per Common Share ("EPS") are computed under the provisions of SFAS No. 128, "Earnings Per Share"). Under this standard, Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. For 2001, 2000 and 1999, options outstanding during the period using the treasury stock method were excluded from the net loss per share computation of diluted earnings per share, as they were antidilutive.

(p) Foreign Currency Translation -

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

(q) Reclassification -

Certain amounts reflected in 2000 and 1999 financial statements have been reclassified to conform to the presentation of similar items in 2001.

(r) New Accounting Standards -

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives", effective for periods beginning after December 15, 2001. EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. In accordance with the consensus reached, the Company will adopt the required accounting beginning fiscal 2002. The Company is currently evaluating the impact of this required accounting on the Company's Consolidated Statements of Operations.

In June 2001, the EITF issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective for periods beginning after December 15, 2001. EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. In accordance with the consensus reached, the Company will adopt the required accounting beginning fiscal 2002. The Company is currently evaluating the impact of this required accounting on the revenue and expense classifications in the Company's Consolidated Statements of Operations.

In November 2001, the EITF reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning with fiscal 2002. The Company is currently evaluating the impact of this required accounting on the revenue and expense classifications in the Company's Consolidated Statements of Operations.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company will adopt these statements effective fiscal 2002. The Company estimates that approximately $6.6 million of amortization will be eliminated in fiscal 2002 as a result of the adoption of these statements. Further determination as to any potential impairment of goodwill and other intangible assets as calculated under the provisions of these new standards has not yet been determined by the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 for fiscal year 2002, and does not expect that such adoption will have a significant effect on the Company's results of operations or financial position.

NOTE 5. ACQUISITIONS:

On March 15, 1999, the Company and Anne Klein Company LLC entered into a definitive agreement for the Company to purchase the Anne Klein trademarks and selected related assets (the "Trademark Purchase"). On July 9, 1999, the Company completed the Trademark Purchase, which included trademarks and logos, along with the related licensing agreements. The aggregate purchase price for these assets was $67.9 million and was funded by cash provided by operations and by the Company's credit facility. The trademarks acquired are being amortized over 35 years. Trademark amortization is included in depreciation and amortization in the accompanying financial statements.

On November 24, 1999 the Company completed the purchase of substantially all the assets and the assumption of certain liabilities of 25 Anne Klein retail stores of Fashions of Seventh Avenue, Inc. and Affiliates ("FSA"), (the "FSA Acquisition"). The aggregate purchase price was $4.0 million, which included a cash payment of $300,000 and assumed liabilities of $3.7 million. As a result of the transaction, the Company recognized approximately $1.0 million in goodwill, which will be amortized over the average life of the leases acquired, which is four years, and is included in the accompanying consolidated balance sheet in other assets. Goodwill amortization is included in depreciation and amortization in the financial statements. In connection with the Chapter 11 Cases, the Company, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 121"), has determined that the value of the goodwill recognized in connection with the FSA Acquisition has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $480,000 in unamortized goodwill. This expense has been included in depreciation and amortization in the accompanying consolidated statement of operations.

Both acquisitions have been accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the results of operations of the acquired businesses from their respective acquisition dates.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if both acquisitions had taken place on January 2, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 2, 1999, or which may result in the future.

                                                     Fiscal Year Ended
                                                      January 1, 2000
                                                        (unaudited)
                                                     -------------------
                                           (in thousands, except per share data)
     Net sales                                          $ 357,051
     Royalty income                                        11,512
     Net loss                                             (10,070)
     Basic and diluted loss per common share                (1.48)

NOTE 6. INVENTORIES:

Inventories consist of the following:

                                          December 29,  December 30,
                                              2001          2000
                                          ------------  ------------
                                                (in thousands)


               Raw materials               $ 10,090      $ 39,318

               Finished goods                63,609        71,254
                                           --------      --------
                    Total inventories      $ 73,699      $110,572
                                           ========      ========

In connection with the Company's restructuring efforts and management's focus on improving operational efficiency and cash flow, management has reassessed the value of its inventories. As a result, the Company has accelerated its plans to liquidate on-hand inventory, including both finished goods and raw material. During the third and fourth quarters of 2001, the Company recorded inventory write-downs aggregating approximately $17.7 million, to reflect at net realizable value, the merchandise that the Company expects to sell off-price in the case of finished goods, along with the acceleration of the expected liquidation of raw materials.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                        December 29,    December 30,      Estimated
                                                            2001           2000         Useful Lives
                                                        ------------    ------------    -------------
                                                              (in thousands)
          Machinery, equipment and fixtures               $ 18,683       $ 18,721       5-10 years

          Leasehold improvements                            12,124         15,622       Life of lease

          Construction in progress                           1,268            361       N/A
                                                          --------       --------
          Property, plant and equipment, at cost            32,075         34,704
          Less: Accumulated depreciation and
            amortization                                   (16,438)       (13,422)
                                                          --------       --------
            Total property, plant and equipment, net      $ 15,637       $ 21,282
                                                          ========       ========

Property, plant and equipment is net of approximately $2.9 million in asset write-downs as a result of the decision to exit approximately 25 of the Company's retail store leases and certain office and showroom space.

NOTE 8. DEBT:

Credit Facility -

Effective June 4, 1997, the Company entered into a $100 million working capital facility with BankBoston as the agent bank for a consortium of lending institutions (the "Original Facility"). The Original Facility was replaced on July 9, 1999, when the Company entered into an Amended and Restated Credit Facility led by Chase (the "Chase Facility") in order to fund the Company's working capital requirements and to finance the Trademark Purchase. The Chase Facility provides the Company with a secured revolving credit and letter of credit facility of up to $160 million. The Chase Facility is secured by substantially all the assets of the Company. Interest on outstanding borrowing is determined based on stated margins above the prime rate at Chase, which on December 29, 2001, was one percent (1.0%) above the prime rate. For 2001, the weighted average interest rate on the Chase Facility was 7.85%. The Chase Facility, as amended, requires a fee, payable quarterly, on average outstanding letters of credit, of 1.8% per annum for documentary letters of credit and two and one-half percent (2.5%) plus a stated margin per annum, for standby letters of credit. At December 29, 2001, the standby letter of credit fee was three and one-quarter percent (3.25%). The Chase Facility, as amended, has a standby letter of credit sub-limit of $15 million. At December 29, 2001, there were direct borrowings of approximately $59.0 million outstanding under the Chase Facility and approximately $21.9 million outstanding in letters of credit. The Company had approximately $6.6 million available for future borrowings as of December 29, 2001. Total interest expense under the Chase Facility for 2001, 2000 and 1999 was $8.2 million, $8.6 million and $3.7 million, respectively.

The Chase Facility provides for the maintenance of certain financial ratios and covenants, sets limits on capital expenditures and expires on December 31, 2003. In addition, the Chase Facility contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends.

The Company paid $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999, which is included in other assets in the accompanying balance sheet. These fees will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment. In addition, in fiscal 1999, the Company wrote off approximately $750,000 in unamortized bank fees relating to the Original Facility, which is included in interest and financing costs. The Chase Facility was amended on December 22, 1999 and June 29, 2000 to modify certain conditions, financial ratios and covenants.

On November 20, 2000 and June 19, 2001, the Company entered into amended agreements with the lenders of the Chase Facility, which amended and waived compliance with certain financial covenants and all existing defaults under the Chase Facility. In an effort to improve liquidity, the Company was granted an increase to its trademark advance rate. The agreements modified certain financial covenants and ratios including the Company's capitalization ratio, interest coverage ratio and net worth requirements through 2003 based on the Company's current and anticipated performance levels. The agreement also provided for a monthly limit on the total outstanding amount of borrowings under the facility through 2001, reduced the maximum amount of outstanding standby letters of credit allowed and modified the interest rate on borrowings. In connection with the agreements the Company paid $875,000 and $675,000, respectively, in fees, which will be amortized as interest and financing costs over the remaining life of the financing agreement at the time of the amendment. As of December 29, 2001, the Company was not in compliance with certain financial covenants and ratios under the Chase Facility. As a result of the Chapter 11 Cases, the Company has determined that the value of the capitalized bank fees paid in connection with the Chase Facility has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $2.4 million in unamortized bank fees. This expense has been included in interest and financing costs in the accompanying consolidated statement of operations.

Post-Petition Financing -

On the Filing Date, the Company obtained a $35 million debtor-in-possession financing facility (the "DIP Credit Agreement") from its existing bank group led by Chase. The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility, which on the Filing Date totaled approximately $91.6 million. The DIP Credit Agreement is intended to provide the Company with the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement.

The DIP Credit Agreement provides for the maintenance of certain covenants and places a limit on the amount of capital expenditures. It also provides for a monthly limit on the total outstanding amount of borrowings under the facility through 2002 and places a $1.5 million limit on outstanding standby letters of credit allowed. In connection with the agreements the Company paid $875,000 in facility, advisory and structuring fees. The DIP Credit Agreement also provides for an annual administrative agency of $100,000 and an annual collateral monitoring fee of $100,000, both to be paid quarterly.

Reclassified Long Term Debt -

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes originally bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. Interest is payable semi-annually on March 31 and September
30. There are no principal payments due until maturity. Interest relating to the Senior Notes for 2001 totaled $16.4 million, which includes approximately $2.1 million in unpaid default interest on the Senior Notes.

On June 16, 1999, a majority of the aggregate principal amount of its Senior Notes as of May 21, 1999, consented to certain amendments to the Indenture and had executed the Second Supplemental Indenture. The primary purpose of the amendments was to enable the Company to consummate the Trademark Purchase. On July 9, 1999, as a result of the closing of the Chase Facility, the Second Supplemental Indenture became effective. As a result, the Company paid to each registered holder of Senior Notes as of May 21, 1999, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder as of that date, totaling $2.2 million (the "Consent Fee"). The Consent Fee is being amortized over the remaining life of the Senior Notes and is included in interest and financing costs. As a result of the Chapter 11 Cases, the Company has determined that the value of the capitalized Consent Fee has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $1.1 million in unamortized Consent Fees. This expense has been included in interest and financing costs in the accompanying consolidated statement of operations.

As of December 29, 2001, the Company was in default under the terms of its Senior Notes as the result of non-payment of its September 30, 2001, March 31, 2001 and September 30, 2000 semi-annual interest payments of $7.2 million each. The entire amount due under the Senior Notes has been reclassified as current in the accompanying consolidated balance sheet.

Interest Rate Swap -

The Company uses an interest rate swap to mitigate interest rate risk. This transaction does not qualify for hedge accounting and accordingly, changes in fair value are reflected in current earnings. The change in fair value is shown in the consolidated statement of operations as a component of interest expense. The following table provides information on the interest rate swap:


                                     Notional        Maturity    Weighted Average Interest      Estimated Fair
                                      Amount           Date                 Rate                     Value
                                ----------------------------------------------------------------------------------
                                                                 Received (1)     Paid (2)
Interest Rate Swap Agreement       $25,000,000    June 30, 2002     5.45%           6.19%        $  (521,000)

     (1) Weighted average rate received is generally based upon three-month LIBOR. The rate in effect at December 29, 2001 is 2.59%.

     (2) The weighted average rate paid represents the rate contracted for at the time the off-balance sheet financial instrument was entered into.

NOTE 9. RESTRUCTURING

The Company continues to carry out its restructuring plan established in the fourth quarter of 2000. For 2001 and 2000, the Company recognized $9.2 million and $2.3 million, respectively, in restructuring charges. These amounts relate to professional fees, estimated lease contract termination costs, asset write-downs and severance costs.

                                                      Estimated occupancy
                                      Professional    costs, severance and
                                          fees          asset write-downs          Total
                                    ------------------------------------------------------
     2000 restructuring charge          $ 1,244            $ 1,100               $ 2,344
     2000 payments/write-downs           (1,244)            (1,100)               (2,344)
                                        -------            -------               -------
Balance at December 30, 2000                 --                 --                    --

     2001 restructuring charge            4,297              4,904                 9,201
     2001 payments/write-downs           (4,196)                --                (4,196)
                                        -------            -------               -------
Balance at December 29, 2001            $   101            $ 4,904               $ 5,005
                                        -------            -------               -------

NOTE 10. INCOME TAXES:

The Company is in an accumulated loss position for both financial reporting and income tax purposes. It has net operating loss carryforwards of approximately $70.0 million as of December 29, 2001. For financial reporting purposes, the tax benefit of the Company's net operating loss carryforward and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income.

For December 29, 2001, December 30, 2000 and January 1, 2000, the provision (benefit) for consisted of:

                                      December 29,      December 30,      January 1,
                                          2001              2000             2000
                                      ------------      ------------      ----------
Current:
       Federal                          $  (602)          $     6          $(2,481)
       State                               (197)              121              359
       Foreign                              897             1,401              396
                                        -------           -------          -------
Total Current:                          $    98           $ 1,528          $(1,726)
                                        -------           -------          -------
Deferred:
       Federal                            1,652                --             (242)
       State                                 --                --             (458)
                                        -------           -------          -------
Income tax provision (benefit)          $ 1,750           $ 1,528          $(2,426)
                                        =======           =======          =======

Deferred tax liabilities (assets) are comprised of the following:


                                                   December 29,   December 30,
                                                      2001            2000
                                                   ------------   ------------
                                                          (in thousands)
               Deferred tax assets
                  Accounts receivable reserve       $(14,191)       $ (4,466)
                  Inventory, net                      (4,280)         (2,542)
                  Net operating loss                 (23,814)         (7,528)
                  Other accruals                      (4,458)         (1,001)
                                                    --------        --------
               Total deferred tax assets             (46,743)        (15,537)
                                                    --------        --------
               Deferred tax liabilities
                  Amortization                         5,499           4,857
                  Other                                   --              --
                                                    --------        --------
               Total deferred tax liabilities          5,499           4,857
                                                    --------        --------
               Valuation allowance                    41,244           9,028
                                                    ========        ========
               Net deferred tax assets              $     --        $ (1,652)
                                                    ========        ========

For the fiscal year ended December 29, 2001, the difference between the Company's federal statutory tax rate of 34%, as well as its state and local taxes, net of federal tax benefit, when compared to its effective tax rate is principally comprised of a valuation allowance. The difference between the Company's effective income tax rate and the statutory federal income tax rate for fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, is as follows:

                                            Fiscal Year          Fiscal Year          Fiscal Year
                                               Ended                Ended                Ended
                                         December 29, 2001    December 30, 2000     January 1, 2000
                                         -----------------    -----------------     ---------------
                                           (in thousands, except percentages)
     Income tax provision (benefit)          $   1,750            $   1,528            $  (2,426)
                                             ---------            ---------            ---------
     Loss before taxes                       $ (73,920)           $ (23,660)           $  (7,200)
                                             ---------            ---------            ---------

     Federal statutory rate                      (34.0)%              (34.0)%              (34.0)%
     Valuation allowance                          34.0                 34.0                   --
     Net state tax                                (0.3)                 0.5                  1.7
     Other                                         2.7                  5.9                 (1.4)
                                             ---------            ---------            ---------
       Effective tax rate                          2.4%                 6.4%               (33.7)%
                                             =========            =========            =========

NOTE 11. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings -

As discussed in Note 2, on February 5, 2002, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. All civil litigation commenced against the Debtors prior to that date has been stayed under the Bankruptcy Code; however, litigants may seek to obtain relief from the Bankruptcy Court to pursue their pre-petition claims.

In addition to the proceedings in the Bankruptcy Court, the Company is involved in the following legal proceedings of significance:

On January 11, 2002, counsel for Arthur S. Levine sent a letter to the Company alleging that the Company is obligated, under the terms of Mr. Levine's employment contract as Chairman and Chief Executive Officer of the Company, to pay approximately $1.2 million in severance and related costs. The Company anticipates that Mr. Levine will assert a claim for such amount in the Bankruptcy proceedings.

The Company is party to an arbitration proceeding in which Locals 99, 89-22-1 and 10 of UNITE, the union representing the Needle Trades, Industrial and Textile Employees (the "Union") has asserted approximately $700,000 in claims against the Company seeking recovery of severance pay to employees represented by the Union who have been and will be "permanently laid off" as a result of a reduction in work force and implementation of alleged "changes" in the way garments are processed in the warehouse.

Based on a review of the current facts, management has provided for what is believed to be a reasonable estimate of its exposure to loss associated with these matters. These amounts are included in selling, general and administrative expenses in the accompanying statements of operations.

Employment Agreements -

The Company has entered into an employment agreement with a key officer dated July 18, 2001, which provides for his employment through July 18, 2005. The agreement provides for a base salary of $1.0 million per annum, subject to annual review. The agreement provides for a bonus at the annual rate of $750,000 in 2001 (prorated to reflect the number of days the officer was employed) and a minimum bonus of $750,000 in 2002. Subject to such minimum, commencing in the fiscal year ending 2002 the bonus is to be the sum of (i) fifty percent (50%) of the then current salary rate, if the Company achieves any pre-tax income for such fiscal year, and (ii) five percent (5%) of pre-tax income for such fiscal year between $10 million and $20 million, and (iii) two and one-half percent (2-1/2%) of pre-tax income for such fiscal year in excess of $20 million (up to a maximum of $500,000), up to a bonus cap of $1.5 million. In addition, pursuant to the agreement the Company issued the officer an unsecured promissory note in the principal amount of $1.0 million, payable with interest at 9% per annum on July 18, 2004 (the "Note"). The Company is entitled, through February 5, 2003, to issue shares of its common stock having a value of $1.0 million in full satisfaction of the Note. The Note, or the shares issued in exchange therefor, are non-transferable and shall be cancelled if the officer is terminated for Cause or terminates his employment without Good Reason (as defined in the employment agreement). The Note has been recorded as capital in excess of par and is being recorded ratably over three years from the date of the Note. As of the effective date of a plan of reorganization with respect to the Company approved by a bankruptcy court, the Company is obligated to grant the officer options to purchase an aggregate of two and one-half percent (2.5%) of the outstanding common stock of the reorganized Company on a fully diluted basis as of such date. To the extent permitted, options with respect to .5% of the equity shall be designated as incentive stock options, and the options with respect to the remaining 2% shall be non-qualified stock options. Each option shall vest in four equal installments on each of the first 4 anniversaries of the employment agreement, provided the officer remains employed on such dates or, if earlier, shall fully vest on the date of his death, total disability, termination of employment without Cause or registration for Good Reason, or on a Change of Control (all as defined in the employment agreement). Also upon the effective date of a plan of reorganization, the Company shall grant the officer 2.5% of the outstanding common stock of the reorganized Company in restricted stock, which shall vest 50% after 2 years after such grant, 75% after 3 years, and 100% after 4 years and, as an additional requirement to vesting, the closing stock price must average at least $15 per share for 20 consecutive trading days during a period starting one year after commencement of trading of the equity issued in the bankruptcy. The options will be at the same price used by the bondholders in converting their debt to equity under the plan or reorganization. In addition, the Company has granted 340,000 stock appreciation rights (the "SAR") to this officer. The SAR provides for a cash payment by the Company when the officer exercises the stock option granted. Each such option has a term of seven years, subject to earlier termination upon certain events. The SAR may be exercised to the extent vested, which is 25% on each of the first four anniversaries of the date of grant of the SAR, provided, that the officer is employed by the Company on such dates. The SAR fully vests on the date of the officer's death, total disability, termination without cause, or resignation without good reason. The payment will be an amount equivalent to the excess of the then current market price of the shares issued over the base value of the SAR. Any non-vested portion of the SAR will be forfeited upon the officer's termination for cause or resignation without good reason. Under the terms of the SAR, the SAR is automatically cancelled upon the Company's filing of a petition for reorganization under the Bankruptcy Code. Accordingly, the SAR was cancelled on February 5, 2002, with no payment required to be made.

The Company has entered into employment agreements with certain executive officers (including that described above), which provide for minimum annual compensation of approximately $1.7 million through December 2002 and approximately $3.9 million through 2005. The agreements also provide for bonus payments upon the attainment of certain targets as provided in the applicable agreements.

Leases -

The Company rents real and personal property under leases expiring at various dates through 2012. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses.

Minimum annual rental commitments under leases in effect at December 29, 2001 are summarized as follows:

                                                                           Equipment
       Fiscal Year Ended                              Real Estate           & Other
       ----------------------------------------     ----------------    -----------------
                                                                  (in thousands)
       2002                                                 $11,518                 $165
       2003                                                  10,626                   85
       2004                                                   9,383                   78
       2005                                                   8,089                    6
       2006                                                   5,890                   --
       Thereafter                                            15,376                   --
                                                    ---------------     ----------------
       Total minimum lease payments                         $60,882                 $334
                                                    ================    =================

Base rent expense for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, amounted to approximately $15.2 million, $11.9 million and $8.0 million, respectively.

As discussed in Note 9, the Company recorded a restructuring charge in 2001, which included approximately $2.7 million for cost associated with exiting leased properties. As a result of the Chapter 11 filing on February 5, 2002, management calculated this reserve amount using the parameters prescribed by the Bankruptcy Court guidelines with respect to lease rejections.

Concentrations of Credit Risk -

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the retail apparel business. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, sales to three customers accounted for approximately 21%, 16% and 17%, 21%, 16% and 15% and 23%, 19% and 17%, respectively.

NOTE 12. SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 91 retail stores (prior to the 24 store closings completed in the first quarter of 2002) throughout the United States as another distribution channel for its products. As a result of the Trademark Purchase, the Company now considers licensing to be a reportable segment. For the purposes of decision-making and assessing performance, the Company includes the operations of AEL in its wholesale segment. International operations are not significant for segment reporting and have been included in the wholesale segment.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

Fiscal year ended December 29, 2001

                                        Wholesale       Retail       Licensing    Consolidated
                                       ----------      ---------     -------------------------
                                                           (in thousands)
Revenues                                $ 296,492      $  72,101     $  15,268     $ 383,861
EBITDAR                                   (35,392)         1,188        14,336       (19,868)
Restructuring charge                                                                   9,201
Depreciation and amortization                                                         13,550
                                                                                   ---------
Operating loss                                                                     $ (42,619)

Total Assets                            $ 143,211      $  12,317     $ 103,162     $ 258,690
Capital Expenditures                        2,138            858            --         2,996

Fiscal year ended December 30, 2000


                                        Wholesale       Retail       Licensing    Consolidated
                                        ---------      ---------     -----------------------
                                                           (in thousands)
Revenues                                $ 325,593      $  75,204     $  14,908     $ 415,705
EBITDAR                                      (219)         2,723        13,101        15,605
Restructuring charge                                                                   2,344
Depreciation and amortization                                                         11,345
                                                                                   ---------
Operating income                                                                   $   1,916

Total Assets                            $ 210,902      $  19,785     $ 106,430     $ 337,117
Capital Expenditures                        4,220          1,855            --         6,075

Fiscal year ended January 1, 2000

                                       Wholesale      Retail     Licensing   Consolidated
                                       ---------     --------    ------------------------
                                                        (in thousands)
Revenues                                $258,836     $ 52,373     $  7,033     $318,242
EBITDAR                                   11,276        5,744        5,550       22,570
Depreciation and amortization                                                     9,276
                                                                               --------
Operating income                                                               $ 13,294

Total Assets                            $203,432     $ 16,768     $109,565     $329,765
Capital Expenditures                    $  4,209     $  2,217     $     --     $  6,426

NOTE 13. RETIREMENT PLANS:

Defined Contribution Plan

Kasper established a 401(k) Savings Plan for its employees on June 4, 1997. It is open to employees over the age of 21, who have completed at least six consecutive months of service. The Company makes a discretionary matching contribution up to a percentage of employee contributions. Total contributions to the plan may not exceed the amount permitted pursuant to the Internal Revenue Code. Contributions to the plan for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 were approximately $206,000, $400,000 and $308,000, respectively. The Company did not make discretionary matching contributions during the first quarter of 2001, accounting for the decrease from prior year.

Multi-Employer Benefit Plan

Certain  union  employees  of the  Company  participate  in a  union  sponsored, collectively bargained multi-employer pension plan. This plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company has no present intention of withdrawing from this plan, nor has the Company been informed that there is any intention to terminate such plan. The Company funded approximately $2.2 million, $2.5 million and $2.0 million to the plan in 2001, 2000 and 1999, respectively.

NOTE 14. STOCK OPTION PLANS:

Management Stock Option Plan -

On December 2, 1997, the Board of Directors approved the 1997 Management Stock Option Plan (the "Management Plan"). At that time, the Company issued options to upper management (the "Management Options") to purchase 1,753,459 shares of Common Stock, which upon issuance would represent approximately 20.5% of the Company's outstanding Common Stock. Such options were exercisable at $14.00 per share and vested as follows: 25% vested immediately with 15% vesting annually thereafter on June 4 from the years 1998 to 2002. On November 10, 1999, 1,710,692 of the Management Options were voluntarily cancelled pursuant to an agreement between the Company and the option holders. The remaining 42,767 expired on October 30, 2001.

Non-Employee Director Stock Option Plan -

On June 10, 1997, the Board of Directors approved the grant of stock options ("Director Options") to purchase 20,000 shares of Common Stock to each of its then, five non-employee directors for a total of 100,000 options. Each option has an exercise price of $14.00 per share and will vest ratably over the first three anniversaries following the date of grant. The Director Options will expire on the fifth anniversary of the date of grant. Director Options are not transferable by the optionee other than by will or the laws of descent and distribution or to facilitate estate planning, and each option is exercisable during the lifetime of the optionee only by such optionee. At the date of issuance, the fair market value per share was $15.50.

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                Fiscal Year          Fiscal Year           Fiscal Year
                                                   Ended                Ended                 Ended
                                             December 29, 2001    December 30, 2000      January 1, 2000
                                             -----------------    -----------------      ----------------
                                                        (in thousands except per share amounts)
Net Loss:                  As Reported          $  (75,670)          $  (25,188)              (4,774)
                           Pro Forma               (75,722)             (25,347)              (8,116)
Basic and diluted EPS:     As Reported              (11.13)               (3.70)                (.70)
                           Pro Forma                (11.14)               (3.73)               (1.19)


The option price under the Management Plan exceeded the stock's market price on the date of grant. The option price under the Director Options granted on June 4, 1997 was less than the stock's market price on the date of grant. The option price under the Director Options granted on July 30, 1998 was greater than the stock's market price on the date of grant. A summary of the status of the Company's two stock plans at December 29, 2001, December 30, 2000 and January 1, 2000 and changes during the years then ended are presented in the table and narrative below:

                                       Fiscal Year Ended              Fiscal Year Ended              Fiscal Year Ended
                                       December 29, 2001              December 30, 2000               January 1, 2000
                                   ----------------------------   ------------------------   --------------------------

                                      Shares       Weighted       Shares      Weighted       Shares         Weighted
                                       (000)        Average        (000)       Average        (000)         Average
                                                Exercise Price              Exercise Price               Exercise Price
                                      -------   ---------------   ------    --------------   --------    --------------
Outstanding beginning of year           182         $  14           182         $  14         1,893         $  14

Granted                                  --            --            --            --            --            --

Exercised                                --            --            --            --            --            --

Cancelled                                --            --            --            --         1,711            14

Expired                                  42            14            --            --            --            --
                                       ----         -----          ----         -----         -----         -----
Outstanding end of year                 140         $  14           182         $  14           182         $  14
                                       ----         -----          ----         -----         -----         -----
Exercisable end of year                 140         $  14           169         $  14           117         $  14

Weighted average of fair
  value of options granted                          $7.23                       $6.79                       $6.79

All of the options outstanding at December 29, 2001 have an exercise price of $14 and a weighted average remaining contractual life of 0.5 years. All options are exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rate of 5.8% for the Management Plan and 6.4% and 5.6% for the Director Options; expected stock price volatility of 43% for all years for both the Management Plan and the Director Plan; and expected dividend yield of 0% and expected lives of 5 years for both plans.

NOTE 15. UNAUDITED QUARTERLY RESULTS:

Unaudited quarterly financial information for 2001 and 2000 is set forth as follows:

                                           First            Second               Third          Fourth
              2001                        Quarter          Quarter              Quarter         Quarter
--------------------------             -------------    --------------    -------------     -------------
                                                      (in thousands except per share data)
Net sales                                   $ 122,681          $ 75,514         $102,928           $67,470
Gross profit                                   36,812            22,606           13,033            11,688
Net loss                                         (717)          (13,881)         (25,322)          (35,750)
Net loss per share                              (0.11)            (2.04)           (3.72)            (5.26)


                                            First       Second Quarter    Third Quarter     Fourth Quarter
              2000                         Quarter         Quarter           Quarter            Quarter
--------------------------             -------------    --------------    -------------     -------------
                                                      (in thousands except per share data)
Net sales                                   $ 107,589          $ 76,897        $ 122,905           $93,406
Gross profit                                   37,528            24,577           35,748            22,713
Net income (loss)                               1,650            (4,651)          (5,334)          (16,853)
Net income (loss) per share                      0.24             (0.68)           (0.78)            (2.48)

The Company incurred a significantly larger net loss in the third and fourth quarters of 2001 than in 2000 as it continued its restructuring plan. The Company experienced a significant decrease in gross profit as a result of (i) lower sales volume; (ii) a higher level of promotional allowances especially in light of the weak retail environment; and (iii) a substantial write-down of raw material inventories in conjunction with a planned strategic change in the garment procurement process. The Company also had higher restructuring and interest costs from multiple bank amendments, professional fees and the write-off of deferred financing costs.

                                                                     SCHEDULE II
                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                           Balance at        Costs                           Balance at
                                          Beginning of     Charged to                          End of
          Description                        Period         Expense         Deductions         Period
-------------------------------------     ------------    ------------     ------------      ----------
Fiscal Year Ended December 29, 2001:

   Allowance for doubtful accounts         $    (192)       $    (123)       $      23       $    (292)

   Allowance for customer deductions         (23,560)        (112,301)          97,064         (38,797)

   Restructuring charge                           --           (9,201)           4,196          (5,005)

   Taxation valuation allowance               (9,028)         (32,216)(1)           --         (41,244)

Fiscal Year Ended December 30, 2000:

   Allowance for doubtful accounts         $    (201)       $    (112)       $     121       $    (192)

   Allowance for customer deductions         (16,007)         (82,508)          74,955         (23,560)

   Restructuring charge                           --           (2,344)           2,334              --

   Taxation valuation allowance                   --           (9,028)              --          (9,028)

Fiscal Year Ended January 1, 2000:

   Allowance for doubtful accounts         $    (184)       $    (221)       $     204       $    (201)

   Allowance for customer deductions         (11,808)         (53,771)          49,572         (16,007)


(1) The increase in the tax valuation allowance for fiscal 2001 includes the impact of reserving for additional deferred tax assets generated in fiscal 2001. The net cost included in income tax provision expense is approximately $1.6 million for fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Kasper A.S.L., Ltd.
                                            (Registrant)

                                            By:      /s/ John D. Idol
                                                   ------------------------

                                                     John D. Idol
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Dated:   April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                        Date
         ---------                                 -----                        ----
/s/ John D. Idol
-------------------------
John D. Idol                            Chairman of the Board and          April 15, 2002
                                        Chief Executive Officer
                                        (Principal Executive Officer)

 /s/ Laura Lentini
-------------------------
Laura Lentini                           Vice President - Controller        April 15, 2002
                                        (Principal Financial and
                                        Accounting Officer)

/s/ Martin Bloom
-------------------------
Martin Bloom                            Director                           April 15, 2002

/s/ H. Sean Mathis
-------------------------
H. Sean Mathis                          Director                           April 15, 2002


 /s/ Salvatore M. Salibello
--------------------------
Salvatore M. Salibello                  Director                           April 15, 2002



 /s/ Denis J. Taura
---------------------------
Denis J. Taura                          Director                           April 15, 2002

                                 EXHIBIT INDEX


Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------

2 (1) Fourth Amended and Restated Joint Plan of Reorganization for Debtors (Leslie Fay Companies, Inc.) Pursuant to Chapter 11 of the United States Bankruptcy Code Proposed by Debtors and Creditors' Committee, dated April 18, 1997.

2.1 (10) Asset Purchase Agreement, dated as of March 15, 1999, among the Company, Anne Klein Company LLC and Takihyo Inc.

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

3.3 (19)  By-laws, as amended.

3.4 (24)  Second Amended and Restated By-laws

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

Exhibit
 Number                                Description
-------   ----------------------------------------------------------------------

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

10.11(18)   Amendment  Agreement  No.  1 to  the  Amended  and  Restated  Credit
            Agreement, dated December 22, 1999.

10.12(20)   Amendment  Agreement  No.  2 to  the  Amended  and  Restated  Credit
            Agreement, dated June 29, 2000.

10.13(21)   Amendment  Agreement  No.  3 to  the  Amended  and  Restated  Credit
            Agreement, dated November 13, 2000.

10.14(22)   Consulting Agreement dated October 25, 2000, between the Company and
            Alvarez and Marsal, Inc.

10.15(22)   Waiver Agreement to the Amended and Restated Credit Agreement, dated
            March 28, 2001

10.16(23)   Consulting  Agreement dated April 11, 2001,  between the Company and
            Alvarez and Marsal, Inc.

10.17 Revolving Credit and Guaranty Agreement, dated as of February 5, 2002, among the Company, as Borrower, the guarantors named therein, the lenders named therein, JPMorgan Chase Bank, as administrative, documentation and collateral agent, J.P. Morgan Securities Inc., as book manager and lead arranger and The CIT Group/Commercial Services, Inc., as collateral monitor (together with Security and Pledge Agreement and Subsidiary Guaranty).

10.2(5) Employment Agreement, dated June 4, 1997 between the Company and Arthur S. Levine.

10.21(25)   Employment  Agreement,  dated July 18, 2001  between the Company and
            John D. Idol.

Exhibit
 Number                              Description
-------     --------------------------------------------------------------------

10.22 Employment Agreement, dated March 1, 2002 between the Company and Laura Lentini Iaffaldano.

10.23 Employment Agreement, dated October 10, 2001 between the Company and Richard Owen.

10.24 Employment Agreement, dated August 27, 2001 between the Company and Lee Sporn.

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

10.61 (17)  1999 Share Incentive Plan.

10.7(5)     Form of Stock Option Agreement issued to Directors.

10.8 (15)   Letter  Agreement,  dated as of  September  13,  1999,  between  the
            Company and Whippoorwill Associates, Inc., as agent for various discretionary accounts.

10.9 (13)   Lease,  dated  as of June  4,  1996,  among  11  West  42nd  Limited
            Partnership  as  Landlord,  and Anne Klein & Company and Mark of the
            Lion Associates, as tenants.

10.10 (14)  Omnibus Agreement, dated as of March 15, 1999, among the Company and
            Anne Klein Company LLC.

21   (8)    Subsidiaries of the Registrant.

24   (6)    Power of Attorney (included in signature page).

99          Letter To Commission Pursuant To Temporary Note 3t
-------------

     (1) Incorporated by reference to Exhibit No. 4 to the Company's Report on Form 8-K (Commission File No. 022-22269) filed with the Commission on July 14, 1997 (the "Company's Report on Form 8-K").

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

     (18) Incorporated by reference to Exhibit No. 21.1 to the Company's Report on Form 10-K filed with the Commission on March 31, 2000.

     (19) Incorporated by reference to Exhibit No. 3.1 to the Company's Report on Form 10-Q filed with the Commission on May 12, 2000.

     (20) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on August 11, 2000.

     (21) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 8-K filed with the Commission on November 20, 2000.

     (22) Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2001.

     (23) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on May 15, 2001.

     (24) Incorporated by reference to Exhibit No. 3.1 to the Company's Report on Form 10-Q filed with the Commission on August 14, 2001.

     (25) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on November 19, 2001.

          (b) Reports on Form 8-K:

               None.