Form 10-Q
period 2002-03-30
KASPER A S L LTD
filed 2002-05-20
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. THESE UNAUDITED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY EXTERNAL AUDITORS AS A RESULT OF THE REGISTRANT'S CHANGE IN AUDITOR FROM ARTHUR ANDERSEN LLP.

For the quarterly period ended MARCH 30, 2002
                               --------------

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

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 20, 2002 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)




                                      INDEX




PART I - FINANCIAL INFORMATION - These unaudited financial statements have not been reviewed by external auditors as a result of the Registrant's change in auditor from Arthur Andersen LLP. A review of the Registrant's First and Second Quarter Financial Statements will be performed in connection with the filing of the Form 10-Q for the six months ended June 29, 2002.

                                                                                                                Page No.
                                                                                                                --------
Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at March 30, 2002, December 29, 2001
                               and March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                               March 30, 2002 and March 31, 2001  . . . . . . . . . . . . . . . . . . . . . . . . .4

                     Condensed Consolidated Statements of Cash Flows for the Thirteen weeks ended
                               March 30, 2002 and March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . 5

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . 10


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                 ------------------      -------------------     ------------------
                                  ASSETS                            MARCH 30, 2002        DECEMBER 29, 2001        MARCH 31, 2001
                                                                 ------------------      -------------------     ------------------
                                                                    (Unaudited)                                     (Unaudited)
Current Assets:
      Cash and cash equivalents.................................          $ 46,265                  $ 6,405                $ 2,642
      Accounts receivable, net..................................            43,137                    4,333                 65,436
      Inventories, net..........................................            37,822                   73,699                 88,805
      Prepaid expenses and other current assets.................             6,951                    4,226                  9,386
                                                                 ------------------      -------------------     ------------------
      Total Current Assets......................................           134,175                   88,663                166,269
                                                                 ------------------      -------------------     ------------------
Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $17,457, $16,438 and
      $14,591, respectively.....................................            15,805                   15,637                 20,642
Reorganization value in excess of identifiable assets, net of
      accumulated amortization..................................            50,245                   50,245                 52,688
Trademarks, net of accumulated amortization.....................           103,162                  103,162                105,613
Other assets, at cost less accumulated amortization.............               989                      983                  5,785
                                                                 ------------------      -------------------     ------------------
 Total Assets...................................................          $304,376                 $258,690               $350,997
                                                                 ==================      ===================     ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities Not Subject to Compromise:
      Accounts payable..........................................          $ 15,418                  $24,899                $26,237
      Accrued expenses and other current liabilities............            17,853                   17,682                 10,339
      Interest payable..........................................               768                   28,483                 15,980
      Taxes payable.............................................             4,483                      537                  1,734
      Deferred royalty income...................................             4,139                       --                    310
      Reclassified long-term debt...............................                --                  110,000                110,000
      Bank revolver.............................................                --                   59,048                 89,670
                                                                 ------------------      -------------------     ------------------
Total Current Liabilities.......................................            42,661                  240,649                254,270
Long-Term Liabilities Not Subject to Compromise:
      DIP credit agreement......................................            77,039                       --                     --
      Deferred royalty income...................................            15,000                       --                     --
      Other long-term liabilities...............................                --                       --                  4,030
                                                                 ------------------      -------------------     ------------------
Total Liabilities Not Subject to Compromise.....................           134,700                  240,649                258,300

Liabilities Subject to Compromise...............................           145,931                       --                     --
                                                                 ------------------      -------------------     ------------------
Total Liabilities...............................................           280,631                  240,649                258,300
Commitments and Contingencies
Shareholders' Equity:
      Common Stock, 6,800,000 shares issued and outstanding.....                68                       68                     68
      Preferred Stock, none issued and outstanding..............                --                       --                     --
      Capital in excess of par value............................           120,244                  120,139                119,932
      Accumulated deficit.......................................          (95,832)                (101,490)               (26,537)
      Cumulative other comprehensive loss.......................             (735)                    (676)                  (766)
                                                                 ------------------      -------------------     ------------------
Total Shareholders' Equity......................................            23,745                   18,041                 92,697
                                                                 ------------------      -------------------     ------------------
Total Liabilities and Shareholders' Equity......................          $304,376                 $258,690               $350,997
                                                                 ==================      ===================     ==================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                    THIRTEEN WEEKS             THIRTEEN WEEKS
                                                                         ENDED                      ENDED
                                                                       MARCH 30,                  MARCH 31,
                                                                         2002                       2001
                                                                 ----------------------     ----------------------
                                                                      (Unaudited)                (Unaudited)
Net sales..............................................                       $113,616                  $ 122,681
Royalty income.........................................                          3,686                      3,434
Cost of sales..........................................                         76,839                     89,303
                                                                 ----------------------     ----------------------
Gross profit...........................................                         40,463                     36,812
Operating Expenses:
Selling, general and administrative expenses...........                         23,955                     25,881
Depreciation and amortization..........................                          1,029                      2,883
Restructuring charges..................................                            542                      1,361
                                                                 ----------------------     ----------------------
Total operating expenses...............................                         25,526                     30,125
                                                                 ----------------------     ----------------------
Operating income, net..................................                         14,937                      6,687
Interest and financing costs, net......................                          3,554                      7,054
                                                                 ----------------------     ----------------------
Income (loss) before reorganization costs and provision for
income taxes...........................................                         11,383                      (367)
Reorganization costs...................................                          1,627                         --
                                                                 ----------------------     ----------------------
Income (loss) before provision for income taxes........                          9,756                      (367)
Provision for income taxes.............................                          4,098                        350
                                                                 ----------------------     ----------------------
Net income (loss)......................................                        $ 5,658                    $ (717)
                                                                 ======================     ======================
Basic and diluted earnings (loss) per common share.....                          $0.83                    $(0.11)
                                                                 ======================     ======================
Weighted average number of shares used in computing basic and
    diluted earnings (loss) per common share...........                      6,800,000                  6,800,000



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   THIRTEEN WEEKS            THIRTEEN WEEKS
                                                                                        ENDED                     ENDED
                                                                                   MARCH 30, 2002            MARCH 31, 2001
                                                                                ----------------------    ----------------------
                                                                                     (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................                  $5,658                    $(717)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.............................................                   1,029                     2,397
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                      --                       815
   Income applicable to minority interest....................................                      --                       194
   Interest rate swap........................................................                     259                        --
   Non-cash restructuring costs..............................................                     309                        --
(Increase) decrease in:
   Accounts receivable, net..................................................                (38,804)                  (39,961)
   Inventories, net..........................................................                  35,877                    21,767
   Prepaid expenses and other assets.........................................                 (2,731)                       426
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........                 (2,431)                   (9,216)
   Interest payable..........................................................                   1,078                     4,417
   Deferred royalty income...................................................                  19,139                     (104)
   Income taxes payable......................................................                   3,946                        81
                                                                                ----------------------    ----------------------
Total adjustments............................................................                  17,671                  (19,184)
                                                                                ----------------------    ----------------------
Net cash provided by (used in) operating activities..........................                  23,329                  (19,901)
                                                                                ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from sales of fixed assets...........                 (1,401)                     (529)
                                                                                ----------------------    ----------------------
Net cash used in investing activities........................................                 (1,401)                     (529)
                                                                                ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under bank revolver........................................                  17,991                    19,412
                                                                                ----------------------    ----------------------
Net cash provided by financing activities....................................                  17,991                    19,412

Effect of exchange rate changes on cash and cash equivalents.................                    (59)                     (187)
                                                                                ----------------------    ----------------------
Net increase (decrease) in cash and cash equivalents.........................                  39,860                   (1,205)

Cash and cash equivalents, at beginning of period............................                   6,405                     3,847
                                                                                ----------------------    ----------------------
Cash and cash equivalents, at end of period..................................                 $46,265                    $2,642
                                                                                ======================    ======================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

The Condensed Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

In the opinion of management, the accompanying interim Condensed Consolidated Financial Statements contain all material adjustments necessary to present fairly the Condensed Consolidated financial condition, results of operations, and changes in financial position of Kasper and its subsidiaries for the interim periods presented.

NOTE 2.  REORGANIZATION CASE

On February 5, 2002 (the "Filing Date"), the Company and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case Nos. 02-B10497, 02-B10500, and 02-B10502 through 10505 (ALG)) (the "Chapter 11 Cases"). Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. The Company's international subsidiaries were not included in the filings. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and has filed a preliminary plan of reorganization, based on negotiations with an ad hoc committee of its noteholders (the "Ad Hoc Committee") under the Company's $110.0 million Senior Notes due 2004 (the "Senior Notes").

On the Filing Date, the Company obtained a $35 million debtor-in-possession financing facility (the "DIP Credit Agreement") from its existing bank group led by JPMorgan Chase Bank ("Chase"). The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility (as defined herein), which on the Filing Date totaled approximately $92.0 million. The DIP Credit Agreement is intended to assure that the Company has the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement.

The accompanying condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Credit Agreement, its ability to generate sufficient cash flows from operations, securing post-emergence financing and the success of future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of March 30, 2002 are identified below:
                                                    MARCH 30,
                                                      2002
                                                      ----
                                                 (in thousands)

13.0% Senior Notes due 2004                         $110,000

Interest accrued on above Senior Notes                29,052

Accounts payable                                       4,057

Other accrued expenses                                 2,822
                                                    --------

  Total liabilities subject to compromise           $145,931
                                                    ========


For the first quarter 2002, the Company recognized $1.6 million in reorganization charges. These amounts relate primarily to professional fees and bank fees.

NOTE 3.  INVENTORIES, NET

Inventories, net of reserves, are valued at lower of cost (first-in, first-out) or market and consist of the following:

                                    MARCH 30, 2002    DECEMBER 29, 2001     MARCH 31, 2001
                                    --------------    -----------------     --------------
   Raw materials                        $10,090            $ 10,090             $ 42,691
   Finished goods                        27,732              63,609               46,114
                                     ------------        ------------         ------------
              Total inventories        $ 37,822             $73,699              $88,805
                                     ============        ============         ============

NOTE 4.  INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period.


NOTE 5.  DEBT

POST-PETITION FINANCING -

On the Filing Date, the Company obtained a $35 million DIP Credit Agreement from its existing bank group led by Chase. The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. The DIP Credit Agreement is intended to provide the Company with the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. The DIP Credit Agreement expires February 5, 2003.

The DIP Credit Agreement provides for the maintenance of certain covenants and places a limit on the amount of capital expenditures the Company may incur. It also provides for a monthly limit on the total outstanding amount of borrowings under the facility through February 5, 2003 and places a $1.5 million limit on the issuance of new standby letters of credit. In connection with the agreement the Company paid $875,000 in facility, advisory and structuring fees. The DIP Credit Agreement also provides for an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000, both to be paid quarterly. As of March 30, 2002, the Company was in compliance with the covenants under the DIP Credit Agreement.

At March 30, 2002, there were no direct borrowings under Tranche A of the DIP Credit Agreement, representing post-petition borrowings and $77.0 million outstanding under Tranche B, representing pre-petition borrowings under the Chase Facility term loan. In addition there was $21.0 million outstanding in letters of credit under the DIP Credit Agreement, of which $7.4 million was under Tranche A and $13.6 million was under Tranche B. In addition to cash on hand of $46.2 million, the Company had approximately $516,000 available for future borrowings as of March 30, 2002.

INTEREST RATE SWAP -

The Company uses an interest rate swap to mitigate interest rate risk. This transaction does not qualify for hedge accounting and accordingly, changes in fair value are reflected in current earnings. The change in fair value is shown in the consolidated statement of operations as a component of interest expense. The following table provides information on the interest rate swap:

                                   Notional Amount      Maturity Date     Weighted Average    Interest Rate  Estimated Fair Value
                                 -------------------- ----------------- --------------------- ------------- ----------------------
                                                                            Received (1)        Paid (2)
   Interest Rate Swap Agreement       $25,000,000      June 30, 2002             5.13%           6.19%              $ (263,000)


      (1) Weighted average rate received is generally based upon three-month LIBOR. The rate in effect at March 30, 2002 is 1.91%.

      (2) The weighted average rate paid represents the rate contracted for at the time the off-balance sheet financial instrument was entered into.

NOTE 6. DEFERRED ROYALTY INCOME

In connection with the renewal of a licensing agreement, on March 12, 2002 the Company received a prepayment of royalties of $20.0 million from one of its licensees. The royalty prepayment is non refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through the term of the contract. The payment has been recorded as deferred royalty income and income will be recognized as earned based upon actual sales information provided by the licensee.


NOTE 7.  SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 58 Kasper retail stores, 9 Anne Klein retail stores and one Anne Klein New York full price store, as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, management includes its international operations in its wholesale segment, as they are deemed immaterial for segment reporting.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

THIRTEEN WEEKS ENDED MARCH 30, 2002
                                                    WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                ------------------  -----------------  -----------------    -----------------
                                                                               (in thousands)
Revenues                                                  $98,804          $14,812               $3,686             $117,302
EBITDAR                                                    12,986              593                2,929               16,508
Depreciation and amortization                                                                                          1,029
Restructuring charges                                                                                                    542
                                                                                                            -----------------
Operating income                                                                                                     $14,937
                                                                                                            =================

THIRTEEN WEEKS ENDED MARCH 31, 2001
                                                    WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                ------------------  -----------------  -----------------    -----------------
                                                                               (in thousands)

Revenues                                                 $106,407          $16,274               $3,434             $126,115
EBITDAR                                                     8,946          (1,014)                2,999               10,931
Depreciation and amortization                                                                                          2,883
Restructuring charges                                                                                                  1,361
                                                                                                            -----------------
Operating income                                                                                                     $ 6,687
                                                                                                            =================

NOTE 8. RESTRUCTURING

The Company continues to carry out its restructuring plans established in the fourth quarter of 2000. For the first quarter 2002 and the first quarter 2001, the Company recognized $542,000 and $1.4 million in restructuring charges, respectively. These amounts relate primarily to professional fees.

                                                                  Estimated occupancy
                                                                  costs, severance and
                                            Professional Fees      asset write-downs               Total
                                           -------------------- ------------------------- -----------------------
Balance at December 30, 2000                   $       ---                    ---                       ---
     2001 restructuring charge                       4,297                  4,904                     9,201
     2001 payments/write-downs                      (4,196)                   ---                    (4,196)
                                              ------------           ------------               -----------
Balance at December 29, 2001                   $       101            $     4,904                $    5,005
                                              ------------           ------------               -----------
     2002 restructuring charge                         542                    ---                       542
     2002 payments/write-downs                        (643)                  (302)                     (945)
                                              ------------           ------------               -----------
Balance at March 30, 2002                      $        --            $     4,602                $    4,602
                                              ============           ============               ===========

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the foregoing condensed consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.

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

The Company's condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Credit Agreement, its ability to generate sufficient cash flows from operations and obtain post-emergence financing. The Company's condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the Company's condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization charges.

RESULTS OF OPERATIONS

                                         REVENUES BY SEGMENT
                                    (000'S EXCEPT PERCENTAGES)

                           FIRST QUARTER           %                   FIRST QUARTER           %
                               2002             OF TOTAL                   2001             OF TOTAL
                        --------------------                        --------------------

Wholesale                           $98,804         84.2%                      $106,407         84.4%
Retail                               14,812         12.7%                        16,274         12.9%
                        --------------------    ---------           --------------------    ---------
Net Sales                           113,616         96.9%                       122,681         97.3%
Licensing                             3,686          3.1%                         3,434          2.7%
                        --------------------    ---------           --------------------    ---------
Total revenue                      $117,302        100.0%                      $126,115        100.0%
                        ====================    =========           ====================    =========


                                        EBITDAR BY SEGMENT
                                    (000'S EXCEPT PERCENTAGES)

                           FIRST QUARTER           %                  FIRST QUARTER           %
                               2002             OF TOTAL                  2001             OF TOTAL
                        --------------------                       --------------------

Wholesale                           $12,986         78.7%                       $8,946         81.9%
Retail                                  593          3.6%                      (1,014)        (9.3)%
Licensing                             2,929         17.7%                        2,999         27.4%
                        --------------------    ---------           --------------------    ---------
Total                               $16,508        100.0%                      $10,931        100.0%
                        ====================    =========           ====================    =========


THIRTEEN WEEKS ENDED MARCH 30, 2002 AS COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2001

TOTAL REVENUE

Net Sales for the thirteen weeks ended March 30, 2002 (the "first quarter 2002") were $113.6 million as compared to $122.7 for the thirteen weeks ended March 31, 2001 (the "first quarter 2001"). Wholesale sales decreased primarily due to planned reductions in certain of the business lines. Somewhat offsetting the planned reduction was an increase in off-price sales. The increased volume from off-price sales was mitigated by the increase in markdowns and allowances given in light of the weaker economic environment and high level of promotional activity experienced in department stores.

Retail sales decreased to $14.8 million in the first quarter 2002 from $16.3 million in the first quarter 2001, primarily due to the closing of 28 retail outlet stores over the last 12 months as part of the Company's restructuring plans. Comparable store sales decreased 2.6% in the first quarter 2002 compared to the first quarter 2001 as a result of continued weakness in the current retail environment.

Royalty income increased slightly to $3.7 million in the first quarter 2002 from $3.4 million in the first quarter 2001 as a result of higher royalty percentage rates and higher licensee sales volume.

GROSS PROFIT

Gross Profit as a percentage of total revenue increased to 34.5% for the first quarter 2002, compared to 29.2% for the first quarter 2001. Wholesale gross profit as a percentage of sales increased to 30.1% in the first quarter 2002 from 25.9% in the first quarter 2001, reflecting a better evaluation of year-end inventory over the prior year. In addition, as part of the Company's restructuring efforts, cost savings have been realized due to certain production process improvements.

Retail gross profit as a percentage of sales increased to 47.2% in the first quarter 2002 from 36.0% in the first quarter 2001 due primarily to a reduction in the price which the Company's wholesale division transfers goods to its retail division, along with the cost savings passed on from wholesale, resulting from the Company's restructuring efforts as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $24.0 million in the first quarter 2002 as compared to $25.9 million in the first quarter 2001. Wholesale operations reduced expenses by approximately $1.8 million primarily as a result of the Company's restructuring efforts. The closing of the 28 retail stores resulted in a decrease of an additional $450,000 in selling, general and administrative expenses.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RESTRUCTURING

Earnings before interest, taxes, depreciation, amortization, restructuring and reorganization, ("EBITDAR") increased to $16.5 million in the first quarter 2002 from $10.9 million in the first quarter 2001. Wholesale EBITDAR increased approximately $4.0 million over the first quarter 2001 as a result of the increase in gross margin and decrease in expenses. Retail experienced an increase in EBITDAR of $1.6 million.

RESTRUCTURING CHARGES

The Company recorded a $542,000 restructuring charge in the first quarter of 2002 and $1.4 million in the first quarter 2001. These charges related primarily to professional fees associated with the implementation of the Company's restructuring programs.

AMORTIZATION OF REORGANIZATION ASSET

As a result of the Company's 1997 spinoff under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets" (the "Reorganization Asset"). In accordance with Statement of Financial Standards "SFAS" No.142, "Goodwill and Other Intangible Assets" ("SFAS 142") the Company ceased recording amortization relating to this asset effective December 30, 2001. Accordingly, the Company incurred no amortization charges for the first quarter 2002 and approximately $815,000 in the first quarter 2001. The Company will evaluate this asset at the end of the second quarter 2002 to determine if any impairment has occurred and will disclose the impact, if any, at that time.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $1.0 million in the first quarter 2002 and $2.1 million in the first quarter 2001. In accordance with SFAS 142, the Company ceased recording amortization on its trademarks effective December 30, 2001. Trademark amortization in the first quarter 2001 was approximately $817,000. The remaining expense relates to the depreciation and amortization of fixed assets.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $3.6 million in the first quarter 2002 from $7.0 million in the first quarter 2001. Interest expense is comprised of the interest expense on the Senior Notes through February 5, 2002, along with interest on the Chase Facility and DIP Credit Agreement, and factoring fees.

Interest relating to the Senior Notes decreased to $1.9 million for the first quarter 2002 compared to $3.8 million for the first quarter 2001. As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Included in interest expense for both the first quarter
2002 and first quarter 2001 was $300,000 in unpaid default interest on the Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company did not make the semi-annual interest payment of $7.2 million, which became due on such date. As a result of the Chapter 11 Cases, the Company determined that the capitalized bondholder consent fee was impaired and wrote-off the remaining $1.1 million at the end of fiscal 2001. Accordingly, the Company incurred no amortization in the first quarter 2002 versus $115,000 in the first quarter 2001.

Interest under the Chase Facility and DIP Credit Agreement totaled approximately $1.5 million in the first quarter 2002, an increase of $800,000 over the first quarter 2001. The related bank fees were determined to have been impaired as a result of the Chapter 11 Cases and were written off at the end of fiscal 2001. Accordingly, no amortization expense was recorded during the first quarter 2002 versus approximately $200,000 in the first quarter 2001.

Factoring fees were approximately $400,000 in both the first quarter 2002 and first quarter 2001. Offsetting interest expense in the first quarter 2002 was the increase in market valuation of the Company's interest rate swap of approximately $260,000.

REORGANIZATION CHARGES

The Company recorded $1.6 million in reorganization charges in the first quarter of 2002. These charges related primarily to professional fees and bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Provision for income taxes was $4.0 million for the first quarter 2002 compared to $300,000 for the first quarter 2001. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, department store boutiques, retail stores including full price shops and other corporate activities.

Net cash provided by operating activities was $23.3 million during the first quarter 2002 compared to cash used in operating activities of $19.9 million during the first quarter 2001. The improvement in cash flows from operating activities is partly the result of a $20.0 million prepayment of royalties received during the first quarter 2002 from one of the Company's licensees. The royalty prepayment is non refundable and is to be applied to guaranteed minimum royalty payments and excess royalties through 2006. In addition, the improvement in the Company's cash flow is the result of lower inventory levels and the income generated during the quarter. The improvement is also the result of pre-petition liabilities, which, as a result of the Chapter 11 Cases, are generally not settled until a plan or reorganization has been approved. The increase in cash flows from investing activities resulted from greater capital expenditures in the first quarter 2002 relating to the opening of the Company's first full price Anne Klein New York store in New York City in February 2002. Cash flows from financing activities decreased slightly from prior year.

On July 9, 1999, the Company entered into the Chase Facility in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). Additionally, on the Filing Date, the Company obtained a $35 million DIP Credit Agreement from its existing bank group led by Chase. The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. The DIP Credit Agreement is intended to provide the Company with the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. The DIP Credit Agreement expires February 5, 2003.

The DIP Credit Agreement provides for the maintenance of certain covenants and places a limit on the amount of capital expenditures. It also provides for a monthly limit on the total outstanding amount of borrowings under the facility through 2002 and places a $1.5 million limit on the issuance of new standby letters of credit. In connection with the agreements the Company paid $875,000 in facility, advisory and structuring fees. The DIP Credit Agreement also provides for an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000, both to be paid quarterly.

At March 30, 2002, there were no direct borrowings under Tranche A of the DIP Credit Agreement, representing post-petition borrowings and $77.0 million under Tranche B, representing pre-petition borrowings under the Chase Facility term loan. In addition, there were $21.0 million outstanding in letters of credit under the DIP Credit Agreement, of which $7.4 million was under Tranche A and $13.6 million was under Tranche B. In addition to $46.3 million cash on hand, the Company had approximately $516,000 available for future borrowings as of March 30, 2002.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest was payable semi-annually on March 31 and September
30. Interest relating the Senior Notes totaled $1.9 million for the first quarter 2002 and $3.8 million for the first quarter 2001. As of March 30, 2002, the Senior Notes are classified as liabilities subject to compromise.

On October 4, 1999, the Company entered into a factoring agreement with the CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days on approved sales are guaranteed to be paid to the Company by CIT. The agreement has no expiry date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for each six-month period beginning December 1, 2000, there is a minimum factoring fee of $675,000. On February 5, 2002, the Company entered into an amended agreement with CIT. The terms of the amended agreement remained substantially the same with the exception of the reduction of the six-month minimum factoring fee to $500,000 and the requirement of a 90-day termination notice by CIT, except upon the occurrence of default by the Company, including a default under the DIP Credit Agreement or failure to pay any obligation under the CIT agreement, for which no notice is needed.

Capital expenditures were $1.4 million and $529,000 for the first quarter 2002 and first quarter 2001, respectively. Capital expenditures represent funds spent for warehouse expansion, showroom improvements, new retail stores, including the new Anne Klein New York full price store opened in February 2002, information systems, overseas facilities development and general improvements.

On March 12, 2002, the Company received a prepayment of royalties of $20.0 million from one of its licensees. The royalty prepayment is non refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through the term of the contract.

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

o the risk that the cash generated by the Company from operations and the cash received by the Company under its DIP Credit Agreement (defined elsewhere herein) will not be sufficient to fund the operations of the Company until such time as the Company's plan of reorganization is approved by the bankruptcy court;

o the ability of the Company to achieve its covenants under the DIP Credit Agreement;

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

10.1 Employment Agreement, dated March 25, 2002 between the Company and Joseph B. Parsons

         (b)      Reports on Form 8-K:

                  On February 19, 2002 the Company filed a current report on Form 8-K to disclose that the Company and five of its U.S. subsidiaries had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 KASPER A.S.L., LTD.
                                 (Registrant)
Dated: May 20, 2002
                                  /s/John D. Idol
                                 ----------------------------------------------
                                 John D. Idol
                                 Chairman and Chief Executive Officer




                                  /s/ Joseph B. Parsons
                                 ----------------------------------------------
                                 Joseph B. Parsons
                                 Executive Vice President -
                                  Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

    10.1 Employment Agreement dated March 25, 2002 between the Company and Joseph B. Parsons