Form 10-Q
period 2002-06-29
KASPER A S L LTD
filed 2002-08-19
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 29, 2002
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                              ----------------------   ------------------------

                         Commission file number: 0-24179
                                                 -------


                               KASPER A.S.L., LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 22-3497645
              --------                                 ----------
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

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 16, 2002 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)



                                      INDEX


PART I - FINANCIAL INFORMATION - The financial statements for the first quarter of 2002 have subsequently been reviewed by Ernst & Young LLP. No amendment to the previous quarterly report on Form 10-Q for the quarter ended March 30, 2002 is required.

                                                                                                                      Page No.
                                                                                                                      --------
Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at June 29, 2002, December 29, 2001
                     and June 30, 2001....................................................................................3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks and Twenty-Six weeks ended June 29, 2002 and June 30, 2001................................................................4

                     Condensed Consolidated Statements of Cash Flows for the Twenty-Six weeks ended
                     June 29, 2002 and June 30, 2001 .....................................................................5

                     Notes to Condensed Consolidated Financial Statements ................................................6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations................13


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................................................................22

SIGNATURES................................................................................................................23

EXHIBIT INDEX.............................................................................................................24


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                  (Unaudited)

                                                                   ------------------    -------------------     ------------------
                                  ASSETS                                JUNE 29,             DECEMBER 29,              JUNE 30,
                                                                          2002                  2001                    2001
                                                                   ------------------    -------------------     ------------------
Current Assets:
      Cash and cash equivalents................................... $          39,272                $ 6,405                $ 3,278
      Restricted cash.............................................            50,848                     --                  1,000
      Accounts receivable, net of reserves of  $33,757, $41,838
      and $31,330, respectively...................................             5,731                  4,333                 20,828
      Inventories, net............................................            38,353                 73,699                 96,695
      Prepaid expenses and other current assets...................             6,413                  4,226                  6,194
      Deferred taxes..............................................                --                     --                  5,004
                                                                   ------------------    -------------------     ------------------
      Total Current Assets........................................           140,617                 88,663                132,999
                                                                   ------------------    -------------------     ------------------
Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $18,507, $16,438 and
      $15,734, respectively.......................................            18,579                 15,637                 19,663
Reorganization value in excess of identifiable assets, net of
      accumulated amortization....................................            50,245                 50,245                 51,873
Trademarks, net of accumulated amortization.......................           103,162                103,162                104,796
Other assets, at cost less accumulated amortization...............               988                    983                  6,019
                                                                   ------------------    -------------------     ------------------
 Total Assets.....................................................          $313,591               $258,690               $315,350
                                                                   ==================    ===================     ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities Not Subject to Compromise:
      Accounts payable............................................           $15,079                $24,899                $23,677
      Accrued expenses and other current liabilities..............            13,887                 17,682                 12,491
      Interest payable............................................               561                 28,483                 20,192
      Taxes payable...............................................             8,653                    537                  1,873
      Deferred royalty income.....................................             2,969                     --                    207
      Reclassified long-term debt.................................                --                110,000                110,000
      DIP credit agreement........................................            78,002                     --                     --
      Bank revolver...............................................                --                 59,048                 64,020
                                                                   ------------------    -------------------     ------------------
Total Current Liabilities.........................................           119,151                240,649                232,460
Long-Term Liabilities Not Subject to Compromise:
      Deferred royalty income.....................................            15,000                     --                     --
      Other long-term liabilities.................................                --                     --                  3,951
                                                                   ------------------    -------------------     ------------------
Total Liabilities Not Subject to Compromise.......................           134,151                240,649                236,411

Liabilities Subject to Compromise.................................           149,491                     --                     --
                                                                   ------------------    -------------------     ------------------
Total Liabilities.................................................           283,642                240,649                236,411
Commitments and Contingencies
Shareholders' Equity:
      Common Stock, 6,800,000 shares issued and outstanding.......                68                     68                     68
      Preferred Stock, none issued and outstanding................                --                     --                     --
      Capital in excess of par value..............................           120,350                120,139                119,932
      Accumulated deficit.........................................          (89,840)              (101,490)               (40,420)
      Cumulative other comprehensive loss.........................             (629)                  (676)                  (641)
                                                                   ------------------    -------------------     ------------------
Total Shareholders' Equity........................................            29,949                 18,041                 78,939
                                                                   ------------------    -------------------     ------------------
Total Liabilities and Shareholders' Equity........................          $313,591               $258,690               $315,350
                                                                   ==================    ===================     ==================

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                     integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                            THIRTEEN WEEKS ENDED                      TWENTY-SIX WEEKS ENDED
                                                  --------------------------------------  -----------------------------------------
                                                       JUNE 29,            JUNE 30,            JUNE 29,             JUNE 30,
                                                         2002                2001                2002                 2001
                                                  ------------------- ------------------- ------------------- ---------------------
Net sales........................................            $67,774            $ 75,514           $ 181,390             $ 198,196
Royalty income...................................              4,042               3,308               7,727                 6,741
                                                  ------------------- ------------------- ------------------- ---------------------
Total revenue....................................             71,816              78,822             189,117               204,937
Cost of sales....................................             36,695              56,216             113,537               145,520
                                                  ------------------- ------------------- ------------------- ---------------------
Gross profit.....................................             35,121              22,606              75,580                59,417
Operating expenses (income):
Selling, general and administrative expenses.....             23,824              24,725              47,779                50,603
Depreciation and amortization....................              1,028               2,971               2,057                 5,856
Restructuring charges (credits)..................            (2,476)               1,136             (1,934)                 2,497
                                                  ------------------- ------------------- ------------------- ---------------------
Total operating expenses.........................             22,376              28,832              47,902                58,956
                                                  ------------------- ------------------- ------------------- ---------------------
Operating income (loss)..........................             12,745             (6,226)              27,678                   461
Interest and financing costs.....................              1,570               7,283               5,122                14,339
                                                  ------------------- ------------------- ------------------- ---------------------
Income (loss) before reorganization costs and
provision for income taxes.......................             11,175            (13,509)              22,556              (13,878)
Reorganization costs.............................                841                  --               2,469                    --
                                                  ------------------- ------------------- ------------------- ---------------------
Income (loss) before provision for income taxes..             10,334            (13,509)              20,087              (13,878)
Provision for income taxes.......................              4,340                 372               8,437                   722
                                                  ------------------- ------------------- ------------------- ---------------------
Net income (loss)................................            $ 5,994          $ (13,881)            $ 11,650            $ (14,600)
                                                  =================== =================== =================== =====================
Basic and diluted earnings (loss) per common
share............................................              $0.88             $(2.04)               $1.71               $(2.15)
                                                  =================== =================== =================== =====================
Weighted average number of shares used in
  computing basic and diluted earnings (loss)
  per common share...............................          6,800,000           6,800,000           6,800,000             6,800,000


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                  integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                TWENTY-SIX WEEKS
                                                                                                      ENDED
                                                                                 ------------------------------------------------
                                                                                     JUNE 29, 2002             JUNE 30, 2001
                                                                                 ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................                  $11,650                 $(14,600)
                                                                                 ----------------------    ----------------------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.............................................                    2,057                     4,808
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                       --                     1,630
   Income applicable to minority interest....................................                       --                       115

   Non-cash restructuring costs..............................................                  (1,074)                        --
(Increase) decrease in:
   Accounts receivable, net..................................................                  (1,398)                     4,647
   Inventories, net..........................................................                   35,346                    13,877
   Prepaid expenses and other assets.........................................                  (2,187)                   (2,071)
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........                  (3,220)                   (9,624)
   Interest payable..........................................................                    1,159                     8,629
   Deferred royalty income...................................................                   17,969                     (207)
   Income taxes payable......................................................                    8,116                       220
                                                                                 ----------------------    ----------------------
Total adjustments............................................................                   56,768                    22,024
                                                                                 ----------------------    ----------------------
Net cash provided by operating activities....................................                   68,418                     7,424
                                                                                 ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from sales of fixed assets...........                  (3,610)                     (693)
                                                                                 ----------------------    ----------------------
   Net cash used in investing activities.....................................                  (3,610)                     (693)
                                                                                 ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under bank revolver...........................                   18,954                   (6,238)
                                                                                 ----------------------    ----------------------
   Net cash provided by (used in) financing activities.......................                   18,954                   (6,238)

Effect of exchange rate changes on restricted and unrestricted cash and cash
equivalents..................................................................                     (47)                      (62)
                                                                                 ----------------------    ----------------------
Net increase in restricted and unrestricted
cash and cash equivalents....................................................                   83,715                       431

Restricted and unrestricted cash and cash
equivalents, at beginning of period..........................................                    6,405                     3,847
                                                                                 ----------------------    ----------------------
Restricted and unrestricted cash and cash
equivalents, at end of period................................................                  $90,120                    $4,278
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

The accompanying unaudited condensed consolidated financial statements of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at June 29, 2002 and the results of operations for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001 and cash flows for the twenty-six weeks ended June 29, 2002 and June 30, 2001 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and twenty-six weeks ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002.

The consolidated financial statements include the accounts of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2.  REORGANIZATION CASE

On February 5, 2002 (the "Filing Date"), the Company and substantially all of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case Nos. 02-B10497, 02-B10500, and 02-B10502 through 10505 (ALG)) (the "Chapter 11 Cases"). Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. The Company's international subsidiaries were not included in the filings. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and has filed a preliminary plan of reorganization, based on negotiations with an ad hoc committee of its note holders (the "Ad Hoc Committee") under the Company's $110.0 million Senior Notes due 2004 (the "Senior Notes").

On the Filing Date, the Company obtained a $35 million debtor-in-possession financing facility (the "DIP Credit Agreement") from its existing bank group led by JPMorgan Chase Bank ("Chase"). The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility (as defined herein), which on the Filing Date totaled approximately $92.0 million, including approximately $14.6 million in stand-by letters of credit. On July 12, 2002, the DIP Credit Agreement was amended to convert the Chase Facility term loan to a revolving credit agreement (See Note 13). The DIP Credit Agreement is intended to assure that the Company has the ability to pay for all new supplier shipments received, to invest in department store boutiques, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement.

The accompanying condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Credit Agreement, its ability to generate sufficient cash flows from operations, securing post-emergence financing and the success of future operations. These conditions create substantial doubt regarding the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of June 29, 2002 are identified below:

                                                   JUNE 29,
                                                    2002
                                               (in thousands)

13.0% Senior Notes due 2004                      $110,000

Interest accrued on above Senior Notes             29,096

Accounts payable                                    3,949

Other accrued expenses                              6,446
                                                 --------
  Total liabilities subject to compromise        $149,491
                                                 ========

For the first half of 2002, the Company recognized $2.5 million in reorganization charges. These amounts relate primarily to professional fees and bank fees. Interest expense, including default interest, under the Senior Notes would have amounted to $9.0 million for the first half of 2002 had it not have been for the Chapter 11 Cases.

A restructuring of the Company's debt, under the preliminary plan of reorganization, can be expected to result in the cancellation of indebtedness ("COD"), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be nontaxable. If the COD is not taxable, the Company will be required to reduce its net operating loss carry forwards and other tax attributes such as the tax basis in its assets by an amount equal to the COD. As a result, and in contemplation of the successful completion of the proposed plan of reorganization, it is unlikely that the Company will have any remaining U.S. net operating loss carryovers to offset future taxable earnings after the reorganization.

NOTE 3. RESTRICTED CASH

Restricted cash at June 29, 2002 of $50.8 million represents funds maintained in a collateral account. (See Note 13).

NOTE 4.  INVENTORIES, NET

Inventories, net of reserves, are valued at lower of cost (first-in, first-out) or market and consist of the following:

                                             JUNE 29, 2002     DECEMBER 29, 2001      JUNE 30, 2001
                                             -------------     -----------------      -------------
                                                                 (in thousands)
      Raw materials                               $8,651             $ 10,090             $39,709
      Finished goods                              29,702               63,609              56,986
                                                --------             --------             -------
                 Total inventories              $38,353              $73,699              $96,695
                                                ========             ========             =======


NOTE 5.   INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income.

NOTE 6. DEBT

POST-PETITION FINANCING -

On the Filing Date, the Company obtained a $35 million DIP Credit Agreement from its existing bank group led by Chase. The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. The DIP Credit Agreement is intended to provide the Company with the ability to pay for all new supplier shipments received, to invest in department store boutiques and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. The DIP Credit Agreement expires February 5, 2003.

The DIP Credit Agreement provides for the maintenance of certain covenants and places a limit on the amount of capital expenditures the Company may incur. It also provides for a monthly limit on the total outstanding amount of borrowings under the facility through February 5, 2003 and places a $1.5 million limit on the issuance of new standby letters of credit. In connection with the agreement, the Company paid $875,000 in facility, advisory and structuring fees. The DIP Credit Agreement also provides for an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000, both to be paid quarterly. As of June 29, 2002, the Company was in compliance with the covenants under the DIP Credit Agreement.

At June 29, 2002, there were no direct borrowings under Tranche A of the DIP Credit Agreement, representing post-petition borrowings and $78.0 million outstanding under Tranche B, representing pre-petition borrowings under the Chase Facility term loan. On July 12, 2002 the DIP Credit Agreement was amended to convert the Chase Facility term loan to a revolving credit agreement. See
Note 13. Accordingly on July 23, 2002 the $78.0 million outstanding under Tranche B was paid down. In addition, at June 29, 2002, there was $29.6 million outstanding in letters of credit under the DIP Credit Agreement, of which $17.1 million was under Tranche A and $12.5 million was under Tranche B. In addition to unrestricted cash and cash equivalents on hand of $39.3 million, the Company had approximately $7.9 million available for future borrowings as of June 29, 2002.

NOTE 7.  INCOME TAXES

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carry forwards, which were $70.0 million at December 29, 2001, and the write-down of certain tax assets. The Company is vigorously contesting the proposed adjustment and therefore no provision has been made for such adjustment.

In July 2002, New Jersey restructured the Corporation Business Tax, which will adversely impact the tax provision of companies who transact business in New Jersey. The Company will reflect the impact in the third quarter 2002.

NOTE 8.  CHANGE IN ESTIMATE

During the second quarter of 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve which benefited gross margin for the second quarter and first half 2002. The Company also determined that, due to weak sell-through in its dress and certain sportswear businesses, certain additional allowance reserves amounting to $10.0 million were required in its wholesale segment as of June 29, 2002 and recorded such reserves to the detriment of gross margin for the second quarter and first half 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for the second quarter and first half 2002.

During the first half of 2002, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.3 million in the second quarter of 2002 and $1.7 million in the first half of 2002.

NOTE 9.  SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, as of June 29, 2002, the Company operated 58 Kasper retail stores, 8 Anne Klein retail stores and one Anne Klein New York full price store, as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, management includes its international operations in its wholesale segment, as they are deemed immaterial for segment reporting.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

THIRTEEN WEEKS ENDED JUNE 29, 2002:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                              $52,714             $15,060            $4,042              $71,816
EBITDAR                                                 6,155               2,032             3,110               11,297
Depreciation and amortization                                                                                      1,028
Restructuring credit                                                                                             (2,476)
                                                                                                        -----------------
Operating income                                                                                                 $12,745
                                                                                                        =================

THIRTEEN WEEKS ENDED JUNE 30, 2001:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                              $56,614             $18,900            $3,308              $78,822
EBITDAR                                               (5,750)                 621             3,010              (2,119)
Depreciation and amortization                                                                                      2,971
Restructuring charge                                                                                               1,136
                                                                                                        -----------------
Operating loss                                                                                                  $(6,226)
                                                                                                        =================

TWENTY-SIX WEEKS ENDED JUNE 29, 2002:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                             $151,518             $29,872            $7,727             $189,117
EBITDAR                                                19,179               2,622             6,000               27,801
Depreciation and amortization                                                                                      2,057
Restructuring credit                                                                                             (1,934)
                                                                                                        -----------------
Operating income                                                                                                 $27,678
                                                                                                        =================

TWENTY-SIX WEEKS ENDED JUNE 30, 2001:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                             $163,022             $35,174            $6,741             $204,937
EBITDAR                                                 3,197               (391)             6,008                8,814
Depreciation and amortization                                                                                      5,856
Restructuring charge                                                                                               2,497
                                                                                                        -----------------
Operating income                                                                                                    $461
                                                                                                        =================

NOTE 10. RESTRUCTURING

The Company continues to carry out its restructuring plans established in the fourth quarter of 2000 with certain modifications. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During the second quarter of 2002 the Company reevaluated its decision to exit certain office space and as a result, recognized a restructuring credit of $2.5 million. The Company incurred additional restructuring charges of $592,000 in the first half of 2002 relating to professional fees.

                                                                  Estimated occupancy
                                                                  costs, severance and
                                            Professional Fees      asset write-downs               Total
                                           -------------------- ------------------------- -----------------------
                                                                      (in thousands)
Balance at December 30, 2000                      $   ---              $     ---                  $   ---
     2001 restructuring charge                      4,297                  4,904                    9,201
     2001 payments/write-downs                     (4,196)                (1,802)                  (5,998)
                                              ------------           ------------             ------------
Balance at December 29, 2001                      $   101              $   3,102                  $ 3,203
                                              ------------           ------------             ------------
     2002 restructuring charge (credit)               592                 (2,526)                  (1,934)
     2002 (payments) reversals                       (693)                 1,060                      367
                                              ------------           ------------             ------------
Balance at June 29, 2002                          $    --              $   1,636                  $ 1,636
                                              ============           ============             ============



NOTE 11. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 142

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning December 30, 2001. Application of the nonamortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $3.3 million in 2002. Such amortization expense totaled $3.3 million in 2001. The Company is testing goodwill, trademarks and intangibles for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has completed the first step of the initial required impairment tests of goodwill, trademarks and intangibles determining that certain reporting units with aggregate goodwill, trademarks and intangibles of approximately $153.4 million must undergo the second step of the impairment testing process which will likely result in an impairment of these intangibles. The Company expects to complete the second step by December 28, 2002 and the impairment charge will be reflected as the cumulative effect of a change in accounting principle. As the Company has not yet completed the testing, it has not yet determined what the effect of these tests will be on its earnings and financial position. In addition to the transitional test discussed above, the Company will be required to complete its annual goodwill impairment test later in 2002 and there can be no assurance that this will not lead to impairment charges in excess of any that might be required in connection with the transitional testing.

NOTE 12. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 144

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on December 30, 2001 did not have an impact on the Company's consolidated financial statements.

NOTE 13. SUBSEQUENT EVENT

On July 12, 2002, the DIP Credit Agreement was amended to convert the Chase Facility term loan to a revolving credit agreement. Accordingly, on July 23, 2002, the Company paid down Tranche B of the DIP Credit Agreement representing the pre-petition borrowings under its Chase Facility term loan of $78.0 million.

NOTE 14.  NEW ACCOUNTING PRONOUCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 upon its effective date and is currently assessing the impact it will have on the Company's results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

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

OVERVIEW

On February 5, 2002, the Company and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and has filed a preliminary plan of reorganization, based on negotiations with the Ad Hoc Committee under the Company's Senior Notes.

The Company's condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Credit Agreement, its ability to generate sufficient cash flows from operations and obtain post-emergence financing. These conditions create substantial doubt regarding the ability of the Company to continue as a going concern. The Company's condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

A restructuring of the Company's debt, under the preliminary plan of reorganization, can be expected to result in the cancellation of indebtedness ("COD"), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be nontaxable. If the COD is not taxable, the Company will be required to reduce its net operating loss carry forwards and other tax attributes such as the tax basis in its assets by an amount equal to the COD. As a result, and in contemplation of the successful completion of the proposed plan of reorganization, it is unlikely that the Company will have any remaining U.S. net operating loss carryovers to offset future taxable earnings after the reorganization.

The Company has recorded reorganization value in excess of identifiable assets (goodwill), net of $50.2 million and trademarks, net of $103.2 million. The Company adopted SFAS No. 142 beginning December 30, 2001. As described in Note 11 to Notes to Condensed Consolidated Financial Statements, the Company has determined that the impairment testing process will likely result in an impairment of these intangibles. The likely impairment charge will be reflected as the cumulative effect of a change in accounting principle. The Company also expects to emerge from Chapter 11 Bankruptcy protection at which time it will apply "fresh start" accounting. Under fresh start accounting rules, assets and liabilities, including reorganization value and goodwill, will be recorded at fair market value. Accordingly, there can be no assurance that this will not lead to additional adjustments to the Company's recorded intangible assets.

RESULTS OF OPERATIONS

                                                              REVENUES BY SEGMENT
                                                          (000'S EXCEPT PERCENTAGES)
                                  SECOND QUARTER                                              FIRST HALF
               ------------------------------------------------------   -------------------------------------------------------
                                    %                         %                               %                           %
                   2002         OF TOTAL        2001       OF TOTAL          2002         OF TOTAL       2001         OF TOTAL
               --------------              ---------------              ---------------              --------------
Wholesale           $ 52,714       73.4%         $ 56,614      71.8%         $ 151,518       80.1%        $163,022       79.5%
Retail                15,060       21.0%           18,900      24.0%            29,872       15.8%          35,174       17.2%
               --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Net Sales             67,774       94.4%           75,514      95.8%           181,390       95.9%         198,196       96.7%
Licensing              4,042        5.6%            3,308       4.2%             7,727        4.1%           6,741        3.3%
               --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Total Revenue       $ 71,816      100.0%         $ 78,822     100.0%         $ 189,117      100.0%        $204,937      100.0%
               ==============     ======   ===============    ======    ===============     ======   ==============     ======


                                                             EBITDAR BY SEGMENT
                                                          (000'S EXCEPT PERCENTAGES)
                                    SECOND QUARTER                                            FIRST HALF
                ------------------------------------------------------- -------------------------------------------------------

                                    %                            %                            %                           %
                   2002         OF TOTAL        2001          OF TOTAL       2002         OF TOTAL        2001         OF TOTAL
               --------------              ---------------              ---------------              --------------

Wholesale            $ 6,155       54.5%        $ (5,750)     (271.3)%        $ 19,179       69.0%         $ 3,197       36.2%
Retail                 2,032       18.0%              621        29.3%           2,622        9.4%           (391)      (4.4)%
Licensing              3,110       27.5%            3,010       142.0%           6,000       21.6%           6,008       68.2%
               --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Total               $ 11,297      100.0%        $ (2,119)       100.0%        $ 27,801      100.0%         $ 8,814      100.0%
               ==============     ======   ===============    ======    ===============     ======   ==============     ======


THIRTEEN WEEKS ENDED JUNE 29, 2002 AS COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 2001

TOTAL REVENUE

Net Sales for the thirteen weeks ended June 29, 2002 (the "second quarter 2002") were $67.8 million as compared to $75.5 for the thirteen weeks ended June 30, 2001 (the "second quarter 2001"). Wholesale sales decreased primarily due to planned reductions in certain of the business lines.

Retail sales decreased to $15.1 million in the second quarter 2002 from $18.9 million in the second quarter 2001, primarily due to the closing of 27 retail stores over the last 12 months as part of the Company's restructuring plans. Comparable store sales decreased 4.3% in the second quarter 2002 compared to the second quarter 2002 as a result of continued weakness in the retail environment.

Royalty revenue increased to $4.0 million in the second quarter 2002 from $3.3 million in the second quarter 2001 as a result of higher royalty percentage rates and higher licensee sales volume.

GROSS PROFIT

Gross Profit as a percentage of total revenue increased to 48.9% for the second quarter 2002, compared to 28.7% for the second quarter 2001. Wholesale gross profit as a percentage of sales increased to 43.9% in the second quarter 2002 from 20.4% in the second quarter 2001, the result of a decrease in off-price sales and better margins resulting from off-price sales, a reduction in allowances as a percentage of net sales, the classification of sample expenses in selling, general and administrative expenses in 2002 as opposed to cost of sales in 2001, and cost savings from sourcing and internal production process improvements which favorably impacted cost of goods sold. During the second quarter of 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for the second quarter 2002. The Company also determined that, due to weak sell-through in its dress and certain sportswear businesses, certain additional allowance reserves amounting to $10.0 million were required in its wholesale segment as of June 29, 2002 and recorded such reserves to the detriment of gross margin for the second quarter 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for the second quarter 2002.

In addition, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.3 million in the second quarter of 2002.

Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, the Company realized a benefit relating to cost of sales of approximately $450,000 in the second quarter 2002.

Retail gross profit as a percentage of sales increased to 52.8% in the second quarter 2002 from 41.0% in the second quarter 2001 due to the closing of under performing stores, the reduction in the price which the Company's wholesale division transfers goods to its retail division, along with the cost savings passed on from wholesale as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $23.8 million in the second quarter 2002 as compared to $24.7 million in the second quarter 2001. The closing of the 27 retail stores resulted in a decrease of $1.2 million in selling, general and administrative expenses partially offset by an increase in combined wholesale and licensing expenses and the classification of sample expenses in selling, general and administrative expenses in 2002 as opposed to cost of sales in 2001. Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, The Company realized a benefit relating to selling, general and administrative expenses of approximately $150,000 in the second quarter 2002.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, RESTRUCTURING AND REORGANIZATION

Earnings before interest, taxes, depreciation, amortization, restructuring and reorganization, ("EBITDAR") increased to $11.3 million in the second quarter 2002 from a loss of $2.1 million in the second quarter 2001. Wholesale EBITDAR increased approximately $11.9 million over the second quarter 2001 primarily as a result of the increase in gross profit. Retail experienced an increase in EBITDAR of approximately $1.4 million as a result of the closing of under performing stores and the cost savings mentioned above. Licensing EBITDAR increased slightly primarily due to the increase in licensing revenue.

RESTRUCTURING CHARGES

The Company recorded a $2.5 million restructuring credit in the second quarter 2002 and a $1.1 million charge in the second quarter 2001. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During the second quarter 2002, the Company reevaluated its decision to exit certain office space and as a result, recognized a restructuring credit of $2.5 million. This credit was partially offset by approximately $50,000 in restructuring charges related primarily to professional fees. The second quarter 2001 charges consisted primarily of professional fees.

AMORTIZATION OF REORGANIZATION ASSET

As a result of the Company's 1997 spin-off under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets" (the "Reorganization Asset"). In accordance with Statement of Financial Standards "SFAS" No.142, "Goodwill and Other Intangible Assets" ("SFAS 142") the Company ceased recording amortization relating to this asset effective December 30, 2001. Accordingly, the Company incurred no amortization charges for the second quarter 2002 and approximately $815,000 in the second quarter 2001. The Company is currently evaluating this asset and has determined that it is likely that impairment has occurred. See Note 11 of Notes to Condensed Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $1.0 million in the second quarter 2002 and $2.2 million in the second quarter 2001. In accordance with SFAS 142, the Company ceased recording amortization on its trademarks effective December 30, 2001. Trademark amortization in the second quarter 2001 was approximately $817,000. The remaining expense relates to the depreciation and amortization of fixed assets. The decrease in depreciation, aside from trademark amortization, relates to the closing of the retail stores and the related asset write-downs that occurred in the fourth quarter 2001.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $1.6 million in the second quarter 2002 from $7.3 million in the second quarter 2001. Interest expense is comprised of the interest expense on the Senior Notes prior to February 5, 2002, along with interest on the Chase Facility and DIP Credit Agreement, factoring fees and changes in fair value of the Company's interest rate swap.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company did not incur interest in the second quarter 2002 compared to $4.1 million for the second quarter 2001. Included in interest expense for the second quarter 2001 was $530,000 in unpaid default interest on the Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company did not make the semi-annual interest payment, which became due on such date. As a result of the Chapter 11 Cases, the Company determined that the capitalized bondholder consent fee was impaired and wrote-off the remaining $1.1 million at the end of fiscal 2001. Accordingly, the Company incurred no amortization in the second quarter 2002 versus $115,000 in the second quarter 2001.

Interest under the Chase Facility and DIP Credit Agreement totaled approximately $1.6 million in the second quarter 2002, a decrease of $270,000 from the second quarter 2001 as a result of the decrease in borrowings. The related bank fees were determined to have been impaired as a result of the Chapter 11 Cases and were written off at the end of fiscal 2001. Accordingly, no amortization expense was recorded during the second quarter 2002 versus approximately $260,000 in the second quarter 2001.

Factoring fees were approximately $220,000 in the second quarter 2002 and $410,000 in the second quarter 2001. Partially offsetting the decrease in the interest expense in the second quarter 2002 was the increase in market valuation of the Company's interest rate swap of approximately $260,000. The change in the fair value of the interest rate swap increased interest by $520,000 during the second quarter 2001. As of June 29, 2002, the interest rate swap expired.

REORGANIZATION CHARGES

The Company recorded $841,000 in reorganization charges in the second quarter of 2002. These charges related primarily to professional fees and bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Provision for income taxes was $4.3 million for the second quarter 2002 compared to $372,000 for the second quarter 2001. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carry forwards and the write down of certain tax assets. The Company is vigorously contesting the proposed adjustment and therefore no provision has been made for such adjustment.

In July 2002, New Jersey restructured the Corporation Business Tax, which will adversely impact the tax provision of companies who transact business in New Jersey. The Company is in the process of evaluating the impact of this change on its effective tax rate.

TWENTY-SIX WEEKS ENDED JUNE 29, 2002 AS COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 2001

TOTAL REVENUE

Net sales for the twenty-six weeks ended June 29, 2002 (the "first half 2002") were $181.4 million as compared to $198.2 for the twenty-six weeks ended June 30, 2001 (the "first half 2001"). Wholesale sales decreased primarily due to planned reductions in certain of the business lines.

Retail sales decreased to $29.9 million in the first half 2002 from $35.2 million in the first half 2001, primarily due to the closing of 27 retail outlet stores over the last 12 months as part of the Company's restructuring plans. Comparable store sales decreased 3.3% in the first half 2002 compared to the first half 2001 as a result of continued weakness in the current retail environment.

Royalty revenue increased to approximately $7.7 million in the first half 2002 from $6.7 million in the first half 2001 as a result of higher royalty percentage rates and higher licensee sales volume.

GROSS PROFIT

Gross profit as a percentage of total revenue increased to 40.0% for the first half 2002, compared to 29.0% for the first half 2001. Wholesale gross profit, as a percentage of sales, increased to 34.9% in the first half 2002 from 24.0% in the first half 2001, the result of cost savings from sourcing and internal production process improvements which favorably impact cost of goods sold, an overall reduction in allowances as a percentage of net sales, and the classification of sample expenses in selling, general and administrative expenses in 2002 as opposed to cost of sales in 2001. During the second quarter of 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve which benefited gross margin for the first half 2002. The Company also determined that, due to weak sell-through in its dress and certain sportswear businesses, certain additional allowance reserves amounting to $10.0 million were required in its wholesale segment as of June 29, 2002 and recorded such reserves to the detriment of gross margin for the first half 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 1001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for the first half 2002.

During the first half of 2002, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.7 million in the first half of 2002.

Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, the Company realized a benefit relating to cost of sales of approximately $450,000 in the first half 2002.

Retail gross profit as a percentage of sales increased to 50.0% in the first half 2002 from 38.6% in the first half 2001, due the closing of under performing stores, the reduction in the price which the Company's wholesale division transfers goods to its retail division, and the cost savings passed on from wholesale, as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $47.8 million in the first half 2002 as compared to $50.6 million in the first half 2001, a decrease of $2.8 million. Combined wholesale and licensing selling, general and administrative expenses decreased approximately $1.1 million from the first half 2001, primarily as a result of the Company's restructuring efforts and partially offset by the classification of sample expenses in selling, general and administrative expenses in 2002 as opposed to cost of sales in 2001. The closing of the 27 retail stores resulted in a decrease of an additional $1.7 million in selling, general and administrative expenses. Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, The Company realized a benefit relating to selling, general and administrative expenses of approximately $150,000 in the first half 2002.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, RESTRUCTURING AND REORGANIZATION

EBITDAR increased to $27.8 million in the first half 2002 from $8.8 million in the first half 2001. Wholesale EBITDAR increased $16.0 million over the first half 2001 primarily as a result of the increase in gross profit and decrease in expenses. Retail experienced a $3.0 million increase in EBITDAR as a result of the closing of the under performing stores and the cost savings mentioned above. Licensing EBITDAR remained relatively constant from the prior year due to an increase in expenses, which substantially offset the increase in licensing revenue.

RESTRUCTURING CHARGES

The Company recorded a $1.9 million restructuring credit in the first half 2002 and a $2.5 million charge in the first half 2001. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During the second quarter 2002, the Company reevaluated its decision to exit certain office space and as a result, recognized a restructuring credit of $2.5 million. This credit was partially offset by approximately $592,000 in restructuring charges related primarily to professional fees. The first half 2001 charges consisted primarily of professional fees.

AMORTIZATION OF REORGANIZATION ASSET

As a result of the Company's implementation of SFAS 142, the Company incurred no amortization charges for the first half 2002 compared to approximately $1.6 million in the first half 2001. The Company is currently evaluating this asset and has determined that it is likely that impairment has occurred. See Note 11 of Notes to Condensed Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $1.8 million in the first half 2002 and $3.8 million in the first half 2001. In accordance with SFAS 142, the Company ceased recording amortization on its trademarks effective December 30, 2001. Trademark amortization in the second half 2001 was approximately $1.6 million. The remaining expense relates to the depreciation and amortization of fixed assets. The decrease in depreciation, aside from trademark amortization, relates to the closing of the retail stores and the related asset write-downs. See Note 11 of Notes to Condensed Consolidated Financial Statements.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $5.1 million in the first half 2002 from $14.3 million in the first half 2001, a decrease of approximately $9.2 million. Interest expense is comprised of the interest expense on the Senior Notes prior to February 5, 2002, along with interest on the Chase Facility and DIP Credit Agreement, factoring fees and changes in fair value of the Company's interest rate swap.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company incurred interest of $1.7 million for the first half 2002 compared to $7.9 million for the first half 2001. Included in interest expense for the first half 2002 was $300,000 in unpaid default interest on the Senior Notes and $790,000 in the first half 2001. As a result of the capitalized bondholder consent fee was write-off at the end of fiscal 2001, the Company incurred no amortization in the first half 2002 versus $230,000 in the first half 2001.

Interest under the Chase Facility totaled approximately $3.1 million in the first half 2002, and $4.4 million in the first half 2001, a decrease of $1.3 million as a result of the decrease in borrowings. As a result of the write-down of the related bank fees at the end of fiscal 2001, no amortization expense was recorded during the first half 2002 versus approximately $495,000 in the first half 2001.

Factoring fees were approximately $627,000 in the first half 2002 and $807,000 in the first half 2001. Somewhat offsetting the decrease in the interest expense in the first half 2002 was the increase in market valuation of the Company's interest rate swap of approximately $508,000. The interest rate swap added approximately $520,000 in interest during the first half 2001. As of June 29, 2002, the interest rate swap expired.

REORGANIZATION CHARGES

The Company recorded $2.5 million in reorganization charges in the first half of 2002. These charges related primarily to professional fees and bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Provision for income taxes was $8.4 million for the first half 2002 compared to $722,000 for the first half 2001. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

The Company is currently undergoing an examination by the IRS for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carry forwards and the write-down of certain tax assets. The Company is vigorously contesting the proposed adjustment and therefore no provision has been made for such adjustment

In July 2002, New Jersey restructured the Corporation Business Tax, which will adversely impact the tax provision of companies who transact business in New Jersey. The Company is in the process of evaluating the impact of this change on its effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, department store boutiques, retail stores including full price shops and other corporate activities.

Net cash provided by operating activities was $68.4 million during the first half 2002 compared to $7.4 million during the first half 2001. The improvement in cash flows from operating activities is partly the result of a $20.0 million prepayment of royalties received during the first quarter 2002 from one of the Company's licensees. The royalty prepayment is non-refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through the term of the contract. In addition, the improvement in the Company's cash flow is the result of lower inventory levels and the income generated during the quarter. The improvement is also the result of pre-petition liabilities, which, as a result of the Chapter 11 Cases, are generally not settled until a plan of reorganization has been approved. The increase in cash used in investing activities resulted from greater capital expenditures in the first half 2002 compared to the first half of 2001 relating to the opening of the Company's first full price Anne Klein New York store in New York City in February 2002, department store boutiques and on-going systems implementation. Cash flows from financing activities increased from prior year due to additional borrowings prior to the Filing Date when the outstanding balance was converted to a term loan. On July 23, 2002, the Company amended its DIP Credit Agreement and paid down Tranche B of the DIP Credit Agreement representing the pre-petition borrowings under its Chase Facility term loan of $78.0 million. (See Note 11 of Notes to Condensed Consolidated Financial Statements).

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

At June 29, 2002, there were no direct borrowings under Tranche A of the DIP Credit Agreement, representing post-petition borrowings and $78.0 million under Tranche B, representing pre-petition borrowings under the Chase Facility term loan. In addition, there was $29.6 million outstanding in letters of credit under the DIP Credit Agreement, of which $17.1 million was under Tranche A and $12.5 million was under Tranche B. In addition to $39.3 million of unrestricted cash and cash equivalents on hand, the Company had approximately $7.9 million available for future borrowings as of June 29, 2002. Restricted cash at June 29, 2002 of $50.8 million represents funds maintained in a collateral account. The DIP Agreement was amended to convert the Chase Facility term loan to a revolving credit agreement. (See Note 11 to Notes to Condensed Consolidated Financial Statements). Accordingly, on July 23, 2002, the Company paid down Tranche B of the DIP Credit Agreement representing the pre-petition borrowings under its Chase Facility term loan of $78.0 million.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.75%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest was payable semi-annually on March 31 and September
30. Interest relating the Senior Notes totaled $1.9 million for the first half 2002 and $7.9 million for the first half 2001. At June 29, 2002, the Senior Notes have been classified as liabilities subject to compromise.

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

Capital expenditures were $3.6 million and $693,000 for the first half 2002 and first half 2001, respectively. Capital expenditures represent funds spent for information systems, new retail stores, including the new Anne Klein New York full price store opened in February 2002, department store boutiques, warehouse improvements, showroom improvements, overseas facilities development and general improvements.

The Company is currently implementing a fully integrated management information system, which the Company believes will enhance its ability to conduct business and reduce the risk of system failure. Any unforeseen difficulty or significant delay in the implementation or operation of existing or new systems, the integration of management and other personnel or the training of personnel, could adversely affect the Company's business, financial condition and operating results.

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

o        potential exchange rate fluctuations;

o the Company's concentration of revenues in department stores located in the United States and;

o        the Company's dependence on a limited number of suppliers.


All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 First Amendment, dated as of July 12, 2002 (the "First Amendment"), to the Revolving Credit and Guaranty Agreement (the "Credit Agreement"), dated as of February 5, 2002, among Kasper A.S.L., Ltd., a Delaware corporation (the "Borrower"), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, and certain of the direct or indirect subsidiaries of the Borrower signatory hereto (each a "Guarantor", collectively the "Guarantors" and, together with the Borrower, the "Debtors"), each of which Borrower Guarantor is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrower and the Borrowers Guarantors, each a "Case" and collectively, the "Cases"), JPMorgan Chase Bank, a New York banking corporation (the "Agent"), each of the other financial institutions from time to time party hereto (together with the Agent, the "Banks").


(b)      Reports on Form 8-K:

         On May 2, 2002 the Company filed a current report on Form 8-K to disclose that the Company had dismissed its independent auditors, Arthur Andersen LLP and engaged the services of Ernst & Young LLP as its new independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           KASPER A.S.L., LTD.
                          (Registrant)
Dated: August 19, 2002
                           /s/ John D. Idol
                           ---------------------------------------------------
                           John D. Idol
                           Chairman and Chief Executive Officer



                           /s/ Joseph B. Parsons
                           ---------------------------------------------------
                           Joseph B. Parsons
                           Executive Vice President - Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                DESCRIPTION
--------------                                -----------

    10.1 First Amendment to Revolving Credit and Guaranty Agreement, dated July 12, 2002.