Form 10-Q
period 2002-09-28
KASPER A S L LTD
filed 2002-11-18
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               -------------    --------------

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

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 11, 2002 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)



                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                                                                         Page No.
Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at September 28, 2002, December 29, 2001
                     and September 29, 2001..............................................................................   1

                     Condensed Consolidated Statements of Operations for the Thirteen weeks and Thirty-Nine weeks
                     ended September 28, 2002 and September 29, 2001.....................................................   2

                     Condensed Consolidated Statements of Cash Flows for the Thirty-Nine weeks ended
                     September 28, 2002 and September 29, 2001 ..........................................................   3

                     Notes to Condensed Consolidated Financial Statements ...............................................   4

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations..............   10

Item 3.              Controls and Procedures............................................................................   20

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................................................   21


SIGNATURES

CERTIFICATIONS

EXHIBIT INDEX

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                     --------------------  -------------------  --------------------
                                  ASSETS                              SEPTEMBER 28, 2002    DECEMBER 29, 2001    SEPTEMBER 29, 2001
                                                                     --------------------  -------------------  --------------------
Current Assets:
      Cash and cash equivalents....................................              $ 4,237              $ 6,405               $ 2,304
      Restricted cash..............................................                   --                   --                 1,000
      Accounts receivable, net of reserves of  $37,941, $41,838
      and $38,785, respectively....................................               33,155                4,333                45,466
      Inventories, net.............................................               36,973               73,699                69,824
      Prepaid expenses and other current assets....................                7,423                4,226                 5,781
      Deferred taxes...............................................                   --                   --                 5,004
                                                                     --------------------  -------------------  --------------------
Total Current Assets...............................................               81,788               88,663               129,379
                                                                     --------------------  -------------------  --------------------
Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $19,548, $16,438 and
      $16,894, respectively........................................               19,731               15,637                18,803
Reorganization value in excess of identifiable assets, net of
      accumulated amortization.....................................               50,245               50,245                51,059
Trademarks, net of accumulated amortization........................              103,162              103,162               103,979
Other assets, at cost less accumulated amortization................                1,039                  983                 5,541
                                                                     --------------------  -------------------  --------------------
 Total Assets......................................................             $255,965             $258,690              $308,761
                                                                     ====================  ===================  ====================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities Not Subject to Compromise:
      Accounts payable.............................................              $17,962              $24,899               $20,028
      Accrued expenses and other current liabilities...............               31,736               18,219                16,843
      Interest payable.............................................                  189               28,483                24,471
      Deferred royalty income......................................                5,000                   --                    --
      Reclassified long-term debt..................................                   --              110,000               110,000
      Bank revolver................................................                   --               59,048                79,659
                                                                     --------------------  -------------------  --------------------
Total Current Liabilities..........................................               54,887              240,649               251,001
Long-Term Liabilities Not Subject to Compromise:
      Deferred royalty income......................................               11,733                   --                    --
      Other long-term liabilities..................................                   --                   --                 4,156
                                                                     --------------------  -------------------  --------------------
Total Liabilities Not Subject to Compromise........................               66,620              240,649               255,157

Liabilities Subject to Compromise..................................              149,171                   --                    --
                                                                     --------------------  -------------------  --------------------
Total Liabilities..................................................              215,791              240,649               255,157
Commitments and Contingencies
Shareholders' Equity:
      Common Stock, 6,800,000 shares issued and outstanding........                   68                   68                    68
      Preferred Stock, none issued and outstanding.................                   --                   --                    --
      Capital in excess of par value...............................              120,455              120,139               119,932
      Accumulated deficit..........................................             (79,879)            (101,490)              (65,738)
      Cumulative other comprehensive loss..........................                (470)                (676)                 (658)
                                                                     --------------------  -------------------  --------------------
Total Shareholders' Equity.........................................               40,174               18,041                53,604
                                                                     --------------------  -------------------  --------------------
Total Liabilities and Shareholders' Equity.........................             $255,965             $258,690              $308,761
                                                                     ====================  ===================  ====================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                     KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                   THIRTEEN WEEKS ENDED                          THIRTY-NINE WEEKS ENDED
                                        --------------------------------------------   --------------------------------------------

                                        SEPTEMBER 28, 2002      SEPTEMBER 29, 2001     SEPTEMBER 28, 2002       SEPTEMBER 29, 2001
                                        --------------------    --------------------   -------------------     --------------------
Net sales..............................            $ 97,786               $ 102,928             $ 279,174                $ 301,124
Royalty income.........................               4,533                   4,059                12,260                   10,800
                                        --------------------    --------------------   -------------------     --------------------
Total revenue..........................             102,319                 106,987               291,434                  311,924
Cost of sales..........................              58,817                  93,291               172,354                  237,473
                                        --------------------    --------------------   -------------------     --------------------
Gross profit...........................              43,502                  13,696               119,080                   74,451
Operating expenses (income):
Selling, general and administrative
 expenses..............................              23,475                  28,056                71,261                   79,993
Depreciation and amortization..........               1,120                   2,983                 3,178                    8,840
Special charges (credits)..............                  11                     585               (1,923)                    3,082
                                        --------------------    --------------------   -------------------     --------------------
Total operating expenses...............              24,606                  31,624                72,516                   91,915
                                        --------------------    --------------------   -------------------     --------------------
Operating income (loss)................              18,896                (17,928)                46,564                 (17,464)
Interest and financing costs...........               1,043                   7,135                 6,164                   21,473
                                        --------------------    --------------------   -------------------     --------------------
Income (loss) before reorganization
 costs and provision for income taxes..              17,853                (25,063)                40,400                 (38,937)
Reorganization costs...................                 667                      --                 3,134                       --
                                        --------------------    --------------------   -------------------     --------------------
Income (loss) before provision for
 income taxes..........................              17,186                 (25,063)               37,266                 (38,937)
Provision for income taxes.............               7,215                     259                15,655                      981
                                        --------------------    --------------------   -------------------     --------------------
Net income (loss)......................             $ 9,971              $ (25,322)              $ 21,611               $ (39,918)
                                        ====================    ====================   ===================     ====================
Basic and diluted earnings (loss)
 per common share......................              $ 1.47                 $(3.72)                 $3.18                  $(5.87)
                                        ====================    ====================   ===================     ====================
Weighted average number of shares
 used in computing basic and diluted
 earnings (loss) per common share......           6,800,000              6,800,000             6,800,000                6,800,000



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 THIRTY-NINE WEEKS
                                                                                                       ENDED
                                                                                  ------------------------------------------------
                                                                                   SEPTEMBER 28, 2002        SEPTEMBER 29, 2001
                                                                                  ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................                  $ 21,611                $ (39,918)
                                                                                  ----------------------    ----------------------
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.............................................                     3,121                     7,276
   Amortization of reorganization value in excess of identifiable
        assets...............................................................                        --                     2,444
   Income applicable to minority interest....................................                        --                       320
   Non-cash restructuring costs..............................................                   (1,308)                        --
(Increase) decrease in:
   Accounts receivable, net..................................................                  (28,822)                  (19,991)
   Inventories, net..........................................................                    36,726                    40,748
   Prepaid expenses and other assets.........................................                   (3,197)                   (2,059)
   Income taxes receivable...................................................                        --                       387
 Increase (decrease) in:
   Accounts payable, accrued expenses and other current liabilities..........                    16,654                  (10,677)
   Interest payable..........................................................                       794                    12,749
   Deferred royalty income...................................................                    16,733                        --
   Other long term liabilities...............................................                        --                     (311)
                                                                                  ----------------------    ----------------------
Total adjustments............................................................                    40,701                    30,886
                                                                                  ----------------------    ----------------------
Net cash provided by (used in) operating activities..........................                    62,312                   (9,032)
                                                                                  ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from sales of fixed assets...........                   (5,744)                     (992)
   Interest rate swap .......................................................                       516                       159
                                                                                  ----------------------    ----------------------
   Net cash (used in) investing activities...................................                   (5,228)                     (833)
                                                                                  ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under bank revolver...........................                  (59,048)                     9,401
                                                                                  ----------------------    ----------------------
   Net cash (used in) provided by financing activities.......................                  (59,048)                     9,401

Effect of exchange rate changes on restricted and unrestricted cash and cash
equivalents..................................................................                     (204)                      (79)
                                                                                  ----------------------    ----------------------
Net decrease in restricted and unrestricted
cash and cash equivalents....................................................                   (2,168)                     (543)

Restricted and unrestricted cash and cash
equivalents, at beginning of period..........................................                     6,405                     3,847
                                                                                  ----------------------    ----------------------
Restricted and unrestricted cash and cash
equivalents, at end of period................................................                   $ 4,237                   $ 3,304
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

The accompanying unaudited condensed consolidated financial statements of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at September 28, 2002 and the results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001 and cash flows for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the thirteen and thirty-nine weeks ended September 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002.

The consolidated financial statements include the accounts of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Certain amounts reflected in 2001 have been reclassified to conform to the presentation of similar items in 2002.


NOTE 2.  REORGANIZATION CASE

On February 5, 2002 (the "Filing Date"), the Company and substantially all of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case Nos. 02-B10497, 02-B10500, and 02-B10502 through 10505 (ALG)) (the "Chapter 11 Cases"). Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. The Company's international subsidiaries were not included in the filings. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court.

The accompanying condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Credit Agreement (as defined below), its ability to generate sufficient cash flows from operations, securing post-emergence financing and the success of future operations. These conditions create substantial doubt regarding the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of a plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing

Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of September 28, 2002 are identified below:

                                                        SEPTEMBER 28,
                                                            2002
                                                            ----
                                                        (in thousands)

          13.0% Senior Notes due 2004                    $ 110,000
          Interest accrued on above Senior Notes            29,096
          Accounts payable                                   4,240
          Other accrued expenses                             5,835
                                                         ---------
          Total liabilities subject to compromise        $ 149,171
                                                         =========

For the thirty-nine weeks ended September 28, 2002, the Company recognized $3.1 million in reorganization charges. These amounts relate primarily to professional fees and bank fees. Interest expense, including default interest, under the Senior Notes would have amounted to $13.6 million for the thirty-nine weeks ended September 28, 2002 had it not have been for the Chapter 11 Cases.

At the commencement of the Chapter 11 Cases, the Company filed a preliminary plan of reorganization. The United States Trustee thereafter appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee"), and based on negotiations with the Creditors' Committee, the Company filed a First Amended and Restated Joint Plan of Reorganization (the "Plan") and First Amended and Restated Disclosure Statement (the "Disclosure Statement") on November 6, 2002. In essence, the Plan provides for (i) payment in full of federal, state, and local tax claims and other administrative and priority claims; (ii) payment in full or refinancing of the DIP Credit Agreement; (iii) reinstatement or payment in full of, or surrender of collateral securing, allowed miscellaneous secured claims and capitalized lease obligations; (iv) distributions of shares of stock in the reorganized Company to the holders of allowed general unsecured claims and the holders of the Company's Senior Notes due 2004; (v) a distribution of cash in the amount of 70% of allowed convenience claims; and
(vi) distributions of warrants to purchase shares of stock in the reorganized Company to the holders of shares of stock in the Company on the record date established in the Chapter 11 Cases.

A restructuring of the Company's debt, under the Plan, can be expected to result in the cancellation of indebtedness ("COD"), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be nontaxable. Because the COD is not taxable, the Company will be required to reduce its net operating loss carry forwards and other tax attributes such as the tax basis in its assets by an amount equal to the COD. As a result, and in contemplation of the successful completion of the Plan, it is unlikely that the Company will have any remaining U.S. net operating loss carryovers to offset future taxable earnings after the reorganization.

On January 11, 2002, counsel for Arthur S. Levine sent a letter to the Company alleging that the Company is obligated, under the terms of Mr. Levine's employment contract as the former Chairman and Chief Executive Officer of the Company, to pay severance and related costs. Mr. Levine asserted claims in the Chapter 11 Cases totaling approximately $1.3 million. On November 4, 2002, the Company entered into a settlement agreement with Mr. Levine under which, inter alia, it would pay Mr. Levine $199,999 and Mr. Levine would withdraw all claims in the Chapter 11 Cases, which settlement agreement is subject to the approval of the Bankruptcy Court.

NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning December 30, 2001. Application of the non amortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $7.3 million in 2002. Such amortization expense totaled $7.3 million in 2001. The Company is testing goodwill, trademarks and intangibles for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the first step of the initial required impairment tests of goodwill, trademarks and intangibles and determined that certain reporting units with aggregate goodwill, trademarks and intangibles of approximately $153.4 million must undergo the second step of the impairment testing process which will result in an impairment of these intangibles. The Company expects to complete the second step by December 28, 2002 and the impairment charge will be reflected as the cumulative effect of a change in accounting principle. As the Company has not yet completed the testing, it has not yet determined what the effect of these tests will be on its earnings and financial position. The Company expects the charge for the impairment to be approximately $40.0 to $50.0 million. In addition to the transitional test discussed above, the Company will be required to complete its annual goodwill impairment test before the end of the fiscal year and there can be no assurance that this will not lead to impairment charges in excess of any that might be required in connection with the transitional testing.

NOTE 4.  INVENTORIES, NET

Inventories, net of reserves, are valued at lower of cost (first-in, first-out) or market and consist of the following:

                                           SEPTEMBER 28, 2002     DECEMBER 29, 2001   SEPTEMBER 29, 2001
                                           ------------------     -----------------   ------------------
                                                                  (in thousands)
      Raw materials                               $5,365               $10,090              $19,360
      Finished goods                              31,608                63,609               50,464
                                                 -------              --------              -------
                 Total inventories               $36,973               $73,699              $69,824
                                                 =======              ========              =======


NOTE 5.   INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income.

NOTE 6.   DEBT

POST-PETITION FINANCING -

On the Filing Date, the Company obtained a $35 million DIP Credit Agreement from its existing bank group led by Chase. The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. On July 12, 2002 the DIP Credit Agreement was amended to convert the term loan to a revolving credit agreement. The DIP Credit Agreement is intended to provide the Company with the ability to pay for all new supplier shipments received, to invest in department store boutiques and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. The DIP Credit Agreement expires February 5, 2003.

The DIP Credit Agreement provides for the maintenance of certain covenants and places a limit on the amount of capital expenditures the Company may incur. It also provides for a monthly limit on the total outstanding amount of borrowings under the facility through February 5, 2003 and places a $1.5 million limit on the issuance of new standby letters of credit. In connection with the agreement, the Company paid $875,000 in facility, advisory and structuring fees. The DIP Credit Agreement also provides for an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000, both to be paid quarterly. As of September 28, 2002, the Company was in compliance with the covenants under the DIP Credit Agreement.

At September 28, 2002, there were no direct borrowings and $36.0 million outstanding in letters of credit under the DIP Credit Agreement. In addition to cash and cash equivalents on hand of $4.2 million, the Company had approximately $54.6 million available for future borrowings as of September 28, 2002.

On October 23, 2002 the Company entered into a Joint Proposal Letter (the "Proposal Letter") with Citicorp USA, Inc., Foothill Capital Corporation and GMAC Commercial Finance LLC (the "Lenders") which sets forth a proposal under which the Lenders would establish a senior secured revolving credit facility of up to $100,000,000 (the "Citicorp Facility") which would initially be used by the Company to: (i) refinance any amounts outstanding under the DIP Credit Agreement and (ii) provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes during the continuation of Chapter 11 Cases. At such time as the Chapter 11 Cases are concluded, the Citicorp Facility would convert from a debtor-in-possession facility into an exit facility. The Proposal Letter does not constitute a commitment by the Lenders, and the delivery of a commitment to provide the Citicorp Facility is subject to, among other things, (i) satisfactory completion of due diligence, (ii) final credit approval by the Lenders and (iii) the absence of any material adverse condition in loan syndication or financial or capital market conditions generally. On November 8, 2002, the Bankruptcy Court approved, and the Company paid, agreed upon work fees to the Lenders so as to permit the completion of due diligence.

NOTE 7.  INCOME TAXES

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carry forwards, which were $70.0 million at December 29, 2001, the write-down of certain tax assets and the payment of interest. The proposed adjustment would disallow deductions amounting to approximately $26.7 million in the 1997 through 2000 fiscal years. The Company is vigorously contesting the proposed adjustment and therefore no provision has been made for such adjustment.

In July 2002, New Jersey restructured the Corporation Business Tax, which will adversely impact the tax provision of companies who transact business in New Jersey. The Company has reflected the impact in the third quarter 2002 tax provision. The incremental tax provision relating to New Jersey state income taxes is approximately $300,000 in third quarter 2002 and $825,000 in YTD 2002.


NOTE 8.  CHANGE IN ESTIMATE

During the second quarter of 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve which benefited gross margin for the second quarter and first half 2002. The Company also determined that, due to weak sell-through in its dress and certain sportswear businesses, certain additional allowance reserves amounting to $10.0 million were required in its wholesale segment as of June 29, 2002 and recorded such reserves to the detriment of gross margin for the second quarter and first half of 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for the second quarter and first half of 2002.

During the first half of 2002, the Company utilized in its production process certain raw materials that, as part of the Company's normal valuation process, had been reserved as of December 29, 2001. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.3 million in the second quarter of 2002 and $1.7 million in the first half of 2002.

NOTE 9.  SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, as of September 28, 2002, the Company operated 58 Kasper retail stores, 10 Anne Klein retail stores and one Anne Klein New York full price store, as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, management includes its international operations in its wholesale segment, as they are deemed immaterial for segment reporting.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and reorganization ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

THIRTEEN WEEKS ENDED SEPT. 28, 2002:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                             $ 83,941            $ 13,845           $ 4,533            $ 102,319
EBITDAR                                                13,831               2,366             3,830               20,027
Depreciation and amortization                                                                                      1,120
Special charge                                                                                                        11
                                                                                                        -----------------
Operating income                                                                                                $ 18,896
                                                                                                        =================


THIRTEEN WEEKS ENDED SEPT. 29, 2001:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                             $ 85,141            $ 17,787           $ 4,059            $ 106,987
EBITDAR                                              (17,931)               (336)             3,907             (14,360)
Depreciation and amortization                                                                                      2,983
Special charge                                                                                                       585
                                                                                                        -----------------
Operating loss                                                                                                $ (17,928)
                                                                                                        =================


THIRTY-NINE WEEKS ENDED SEPT. 28, 2002:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                            $ 235,458            $ 43,716          $ 12,260            $ 291,434
EBITDAR                                                33,001               4,988             9,830               47,819
Depreciation and amortization                                                                                      3,178
Special credit                                                                                                   (1,923)
                                                                                                        -----------------
Operating income                                                                                                $ 46,564
                                                                                                        =================


THIRTY-NINE WEEKS ENDED SEPT. 29, 2001:
                                                WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                            ------------------  -----------------  -----------------    -----------------
                                                                           (in thousands)
Revenues                                            $ 248,163            $ 52,961          $ 10,800            $ 311,924
EBITDAR                                              (14,963)               (728)            10,149              (5,542)
Depreciation and amortization                                                                                      8,840
Special charge                                                                                                     3,082
                                                                                                        -----------------
Operating loss                                                                                                $ (17,464)
                                                                                                        =================

NOTE 10. SPECIAL CHARGES

The Company continues to carry out its restructuring plans established in the fourth quarter of 2000 with certain modifications. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During the second quarter of 2002 the Company reevaluated its decision to exit certain office space and as a result, recognized a special credit of $2.5 million. Additionally, the Company incurred special charges of $603,000 in the first thirty-nine weeks of 2002 relating to professional fees.

                                                                 Estimated occupancy
                                                                 costs, severance and
                                           Professional Fees      asset write-downs                Total
                                          -------------------- ------------------------- -----------------------
                                                                    (in thousands)
Balance at December 30, 2000                 $       ---             $       ---               $      ---
     2001 special charge                           4,297                   4,904                    9,201
     2001 payments/write-downs                    (4,196)                 (1,802)                  (5,998)
                                             -----------             -----------               ----------
Balance at December 29, 2001                 $       101             $     3,102               $    3,203
                                             -----------             -----------               ----------
     2002 special charge (credit)                    603                  (2,526)                  (1,923)
     2002 (payments) reversals                      (704)                    994                      290
                                             -----------             -----------               ----------
Balance at September 28, 2002                $        --             $     1,570               $    1,570
                                             ===========             ===========               ==========

NOTE 11. FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 144

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

NOTE 12.  NEW ACCOUNTING PRONOUCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAF No. 145 is effective for financial statements issued after May 15, 2002. The Company adopted the provisions of SFAS No. 145 upon its effective date and does not expect this standard to have a material effect on the results of operations.

 In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect the adoption of this standard to have a material effect on the results of operations.

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

OVERVIEW

On February 5, 2002, the Company and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court.

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

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of a plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the Company's condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization charges.

At the commencement of the Chapter 11 Cases, the Company filed a preliminary plan of reorganization. The United States Trustee thereafter appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee"), and based on negotiations with the Creditors' Committee, the Company filed a First Amended and Restated Joint Plan of Reorganization (the "Plan") and First Amended and Restated Disclosure Statement (the "Disclosure Statement") on November 6, 2002. In essence, the Plan provides for (i) payment in full of federal, state, and local tax claims and other administrative and priority claims; (ii) payment in full or refinancing of the DIP Credit Agreement; (iii) reinstatement or payment in full of, or surrender of collateral securing, allowed miscellaneous secured claims and capitalized lease obligations; (iv) distributions of shares of stock in the reorganized Company to the holders of allowed general unsecured claims and the holders of the Company's Senior Notes due 2004; (v) a distribution of cash in the amount of 70% of allowed convenience claims; and
(vi) distributions of warrants to purchase shared of stock in the reorganized Company to the holders of shares of stock in the Company on the record date established in the Chapter 11 Cases.

A restructuring of the Company's debt under the Plan can be expected to result in the cancellation of indebtedness ("COD"), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be nontaxable. Because the COD is not taxable, the Company will be required to reduce its net operating loss carry forwards and other tax attributes such as the tax basis in its assets by an amount equal to the COD. As a result, and in contemplation of the successful completion of the Plan, it is unlikely that the Company will have any remaining U.S. net operating loss carryovers to offset future taxable earnings after the reorganization.

The Company has recorded reorganization value in excess of identifiable assets (goodwill), net of $50.2 million and trademarks, net of $103.2 million. The Company adopted SFAS No. 142 beginning December 30, 2001. As described in Note 3 to Notes to Condensed Consolidated Financial Statements, the Company has determined that the impairment testing process will likely result in an impairment of these intangibles. The likely impairment charge will be reflected as the cumulative effect of a change in accounting principle. The Company also expects to emerge from Chapter 11 Bankruptcy protection at which time it will expect to apply "fresh start" accounting. Under fresh start accounting rules, assets and liabilities, including reorganization value and goodwill, will be recorded at fair market value. Accordingly, there can be no assurance that this will not lead to additional adjustments to the Company's recorded intangible assets.

On January 11, 2002, counsel for Arthur S. Levine sent a letter to the Company alleging that the Company is obligated, under the terms of Mr. Levine's employment contract as the former Chairman and Chief Executive Officer of the Company, to pay severance and related costs. Mr. Levine asserted claims in the Chapter 11 Cases totaling approximately $1.3 million. On November 4, 2002, the Company entered into a settlement agreement with Mr. Levine under which, inter alia, it would pay Mr. Levine $199,999 and Mr. Levine would withdraw all claims in the Chapter 11 Cases, which settlement agreement is subject to the approval of the Bankruptcy Court.


RESULTS OF OPERATIONS

                                                              REVENUES BY SEGMENT
                                                          (000'S EXCEPT PERCENTAGES)
                                   THIRD QUARTER                                               YEAR TO DATE
                 ------------------------------------------------------   -------------------------------------------------------
                                    %                           %                             %                             %
                     2002       OF TOTAL          2001       OF TOTAL          2002       OF TOTAL         2001         OF TOTAL
                 --------------              ---------------              ---------------              --------------
Wholesale              $83,941       82.0%         $ 85,141      79.6%          $235,458       80.8%        $248,163       79.5%
Retail                  13,845       13.5%           17,787      16.6%            43,716       15.0%          52,961       17.0%
                 --------------              ---------------              ---------------              --------------
Net Sales               97,786       95.5%          102,928      96.2%           279,174       95.8%         301,124       96.5%
Licensing                4,533        4.5%            4,059       3.8%            12,260        4.2%          10,800        3.5%
                 --------------              ---------------              ---------------              --------------
Total Revenue         $102,319      100.0%        $ 106,987     100.0%          $291,434      100.0%        $311,924      100.0%
                 ==============              ===============              ===============              ==============


                                                               EBITDAR BY SEGMENT
                                                          (000'S EXCEPT PERCENTAGES)

                                   THIRD QUARTER                                               YEAR TO DATE
                  ------------------------------------------------------- -------------------------------------------------------

                                    %                            %                            %                             %
                     2002       OF TOTAL          2001        OF TOTAL         2002       OF TOTAL         2001         OF TOTAL
                 --------------              ---------------              ---------------              --------------

Wholesale              $13,831       69.1%       $ (17,931)     (124.9%)         $33,001       69.0%      $ (14,963)    (270.0%)
Retail                   2,366       11.8%            (336)       (2.3%)           4,988       10.4%           (728)     (13.1%)
Licensing                3,830       19.1%            3,907        27.2%           9,830       20.6%          10,149      183.1%
                 --------------              ---------------              ---------------              --------------
Total                  $20,027      100.0%       $ (14,360)       100.0%         $47,819      100.0%       $ (5,542)      100.0%
                 ==============              ===============              ===============              ==============

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 AS COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001

TOTAL REVENUE

Net Sales for the thirteen weeks ended September 28, 2002 (the "third quarter 2002") were $97.8 million as compared to $102.9 for the thirteen weeks ended September 29, 2001 (the "third quarter 2001"). Wholesale sales decreased primarily due to planned reductions in certain of the business lines.

Retail sales decreased to $13.8 million in the third quarter 2002 from $17.8 million in the third quarter 2001, primarily due to the net closing of 24 retail stores over the last 12 months as part of the Company's restructuring plans. Comparable store sales decreased 6.2% in the third quarter 2002 compared to the third quarter 2001 as a result of continued weakness in the retail environment.

Royalty revenue increased to $4.5 million in third quarter 2002 compared to $4.0 million in the third quarter 2001 as a result of higher royalty percentages.

GROSS PROFIT

Gross Profit as a percentage of total revenue increased to 42.5% for the third quarter 2002, compared to 12.8% for the third quarter 2001. Wholesale gross profit as a percentage of sales increased to 36.1% in the third quarter 2002 from 3.7% in the third quarter 2001, the result of a decrease in off-price sales and better margins from off-price sales and cost savings from sourcing and internal production process improvements which favorably impacted cost of goods sold. In addition, during the third quarter 2001, the Company recorded inventory write-downs of approximately $15.7 million, to reflect at net realizable value, the merchandise in finished goods that the Company expected to sell off-price, as well as the expected liquidation of raw materials in connection with the Company's restructuring efforts.

Retail gross profit as a percentage of sales increased to 62.4% in third quarter 2002 from 36.7% in third quarter 2001 due to the closing of under performing stores, the reduction in the price which the Company's wholesale division transfers goods to its retail division, along with the cost savings passed on from wholesale as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to approximately $23.5 million in the third quarter 2002 as compared to $28.0 million in the third quarter 2001. The decrease is attributable to reduced expenses in the combined wholesale and licensing operations, the net closing of 24 retail stores as part of the Company's restructuring plans and higher administrative expenses in third quarter 2001.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, SPECIAL CHARGES AND REORGANIZATION

Earnings before interest, taxes, depreciation, amortization, special charges and reorganization, ("EBITDAR") increased to $20.0 million in the third quarter 2002 from a loss of $14.4 million in the third quarter 2001. Wholesale EBITDAR increased approximately $31.8 million over the third quarter 2001 as a result of decreased expenses, higher gross margins in 2002 and the inventory write-down of $15.7 million in the third quarter 2001. Retail experienced an increase in EBITDAR of $2.7 million as a result of the closing of under performing stores and the cost savings mentioned above. Licensing EBITDAR remained relatively constant at approximately $3.8 million in third quarter 2002 and $3.9 million in third quarter 2001.

SPECIAL CHARGES

The Company incurred $11,000 in special charges in the third quarter 2002 compared to $585,000 in the third quarter 2001. The special charges in third quarter 2002 and 2001 consisted primarily of professional fees and other expenses associated with the implementation of the Company's restructuring program.

AMORTIZATION OF REORGANIZATION ASSET

As a result of the Company's 1997 spin-off under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets" (the "Reorganization Asset"). In accordance with Statement of Financial Standards "SFAS" No.142, "Goodwill and Other Intangible Assets" ("SFAS 142") the Company ceased recording amortization relating to this asset effective December 30, 2001. Accordingly, the Company incurred no amortization charges for the third quarter 2002 and approximately $815,000 in the third quarter 2001. The Company is currently evaluating this asset, has determined that impairment has occurred and expects the charge for impairment to be approximately $40.0 to $50.0 million. See Note 3 of Notes to Condensed Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $1.1 million in the third quarter 2002 and $2.2 million in the third quarter 2001. In accordance with SFAS 142, the Company ceased recording amortization on its trademarks effective December 30, 2001. Trademark amortization in the third quarter 2001 was approximately $817,000. The remaining expense relates to the depreciation and amortization of fixed assets. The decrease in depreciation, aside from trademark amortization, relates to the closing of the retail stores and the related asset write-downs that occurred in the fourth quarter 2001.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $1.0 million in the third quarter 2002 from $7.1 million in the third quarter 2001. Interest expense is comprised of the interest expense on the Senior Notes prior to February 5, 2002, along with interest on the Chase Facility and DIP Credit Agreement, factoring fees and changes in fair value of the Company's interest rate swap.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company did not incur interest on the Senior Notes in the third quarter 2002 compared to $4.1 million for the third quarter 2001. Included in interest expense for the third quarter 2001 was $527,000 in unpaid default interest on the Senior Notes. Default interest began to accrue at a rate equal to 14.75% per annum on the unpaid interest on the Senior Notes on September 30, 2000 because the Company did not make the semi-annual interest payment, which became due on such date. As a result of the Chapter 11 Cases, the Company determined that the capitalized bondholder consent fee was impaired and wrote-off the remaining $1.1 million at the end of fiscal 2001. Accordingly, the Company incurred no amortization in the third quarter 2002 versus $115,000 in the third quarter 2001.

Interest under the Chase Facility and DIP Credit Agreement totaled approximately $638,000 in the third quarter 2002, and $1.5 million in the third quarter 2001, the result of decreased borrowings. In third quarter 2002, the Company paid $100,000 in bank fees related to the Chase Facility Agreement which is being amortized over the remaining life of the Chase Facility, and resulted in approximately $43,000 of amortization charges in the third quarter 2002 and $308,000 in the third quarter 2001. All prior bank fees were determined to have been impaired as a result of the Chapter 11 Cases and were written off at the end of fiscal 2001.

The remaining interest expense relates to factoring fees of approximately $335,000 in the third quarter 2002 and $386,000 in the third quarter 2001. As of June 29, 2002 the interest rate swap expired and the Company incurred no interest expense in the third quarter 2002 compared to $159,000 in the third quarter 2001.

REORGANIZATION COSTS

The Company recorded $667,000 in reorganization costs in the third quarter of 2002. These costs related primarily to professional fees and bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Provision for income taxes was $7.2 million for the third quarter 2002 compared to $259,000 for the third quarter 2001. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carry forwards, which were $70.0 million at December 29, 2001, the write down of certain tax assets and the payment of interest. The proposed adjustment would disallow deductions amounting to approximately $26.7 million in the 1997 through 2000 fiscal years. The Company is vigorously contesting the proposed adjustment and therefore no provision has been made for such adjustment.

In July 2002, New Jersey restructured the Corporation Business Tax, which will adversely impact the tax provision of companies who transact business in New Jersey. The Company has reflected the impact in the third quarter 2002 tax provision. The incremental tax provision relating to New Jersey state income taxes is approximately $300,000.

THIRTY-NINE WEEKS ENDED SEPT. 28, 2002 AS COMPARED TO THIRTY-NINE WEEKS ENDED SEPT. 29, 2001

TOTAL REVENUE

Net sales for the thirty-nine weeks ended September 28, 2002 ("YTD 2002") were $279.2 million as compared to $301.1 million for the thirty-nine weeks ended September 29, 2001 ("YTD 2001"). Wholesale sales decreased primarily due to planned reductions in certain of the business lines.

Retail sales decreased to $43.7 million for YTD 2002 from $53.0 million for YTD 2001, primarily due to the net closing of 24 retail outlet stores over the last 12 months as part of the Company's restructuring plans. Comparable store sales decreased 4.2% in YTD 2002 compared to YTD 2001 as a result of continued weakness in the current retail environment.

Royalty revenue increased to approximately $12.3 million in YTD 2002 from $10.8 million in YTD 2001 as a result of higher royalty percentage rates.

GROSS PROFIT

Gross profit as a percentage of total revenue increased to 40.9% for YTD 2002, compared to 23.8% for YTD 2001. Wholesale gross profit, as a percentage of sales, increased to 35.3% in YTD 2002 from 17.5% in YTD 2001, the result of cost savings from sourcing and internal production process improvements which favorably impacts cost of goods sold and an overall reduction in allowances as a percentage of net sales. In addition, during YTD 2001, the Company recorded inventory write-downs of approximately $15.7 million, to reflect at net realizable value, the merchandise in finished goods that the Company expected to sell off-price, as well as the expected liquidation of raw materials in connection with the Company's restructuring efforts. During YTD 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for YTD 2002. The Company also determined that, due to weak sell-through in its dress and certain sportswear businesses, certain additional allowance reserves amounting to $10.0 million were required in its wholesale segment and recorded such reserves to the detriment of gross margin for YTD 2002.

Additionally, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for YTD 2002.

During YTD 2002, the Company utilized in its production process certain raw materials that, as part of the Company's normal valuation process, had been reserved as of December 29, 2001. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.7 million in YTD 2002.

Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, the Company realized a benefit relating to cost of sales of approximately $450,000 in YTD 2002.

Retail gross profit as a percentage of sales increased to approximately 54.0% in YTD 2002 from 38.0% in YTD 2001, due the closing of under performing stores, the reduction in the price which the Company's wholesale division transfers goods to its retail division, and the cost savings passed on from wholesale, as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $71.3 million in YTD 2002 as compared to $80.0 million in YTD 2001, a decrease of $8.7 million. Combined wholesale and licensing selling, general and administrative expenses decreased approximately $6.5 million from YTD 2001, primarily as a result of the Company's restructuring efforts. The net closing of the 24 retail stores resulted in a decrease of an additional $2.2 million in selling, general and administrative expenses. Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, The Company realized a benefit relating to selling, general and administrative expenses of approximately $150,000 in YTD 2002.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, SPECIAL CHARGES AND REORGANIZATION

EBITDAR increased to $47.8 million in YTD 2002 from a loss of $5.5 million in YTD 2001. Wholesale EBITDAR increased $48.0 million over YTD 2001 as a result of an increase in gross profit and decrease in expenses in YTD 2002, and the inventory write-down of $15.7 million in YTD 2001. Retail experienced a $5.7 million increase in EBITDAR as a result of the closing of the under performing stores and the cost savings mentioned above. Licensing EBITDAR decreased to $9.8 million in YTD 2002 compared to $10.1 million in YTD 2001 due to an increase in expenses, which substantially offset the increase in licensing revenue.

SPECIAL CHARGES (CREDITS)

The Company recorded a net $1.9 million special credit in YTD 2002 and a $3.1 million charge in YTD 2001. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During 2002, the Company reevaluated its decision to exit certain office space and as a result, recognized a special credit of $2.5 million. This credit was partially offset by approximately $603,000 in special charges related primarily to professional fees. YTD 2001 special charges consisted primarily of professional fees.

AMORTIZATION OF REORGANIZATION ASSET

As a result of the Company's implementation of SFAS 142, the Company incurred no amortization charges for YTD 2002 compared to approximately $2.5 million in YTD 2001. The Company is currently evaluating this asset, has determined that impairment has occurred and expects the charge for impairment to be approximately $40.0 to $50.0 million. See Note 3 of Notes to Condensed Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $3.2 million in YTD 2002 and $6.3 million in YTD 2001. In accordance with SFAS 142, the Company ceased recording amortization on its trademarks effective December 30, 2001. Trademark amortization in YTD 2001 was approximately $2.5 million. The remaining expense relates to the depreciation and amortization of fixed assets. The decrease in depreciation, aside from trademark amortization, relates to the closing of the retail stores and the related asset write-downs. See Note 3 of Notes to Condensed Consolidated Financial Statements.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $6.2 million in YTD 2002 from $21.5 million in YTD 2001, a decrease of approximately $15.3 million. Interest expense is comprised of the interest expense on the Senior Notes prior to February 5, 2002, along with interest on the Chase Facility and DIP Credit Agreement, factoring fees and changes in fair value of the Company's interest rate swap.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company incurred interest of $1.7 million for YTD 2002 compared to $12.0 million for YTD 2001. Included in interest expense for YTD 2002 was $300,000 in unpaid default interest on the Senior Notes and $1.3 million in YTD 2001. As a result of the capitalized bondholder consent fee write-off at the end of fiscal 2001, the Company incurred no amortization in YTD 2002 versus $330,000 in YTD 2001.

Interest under the Chase Facility totaled approximately $3.4 million in YTD 2002, and $5.0 million in YTD 2001, a decrease of $1.6 million as a result of the decrease in borrowings. In third quarter 2002, the Company paid $100,000 in bank fees related to the Chase Facility Agreement which is being amortized over the remaining life of the Chase Facility, and resulted in approximately $43,000 of amortization charges in the YTD 2002 and $809,000 in YTD 2001. All prior bank fees were determined to have been impaired as a result of the Chapter 11 Cases and were written off at the end of fiscal 2001.

Factoring fees were approximately $962,000 in YTD 2002 and $1.2 million in YTD 2001. Somewhat offsetting the decrease in the interest expense in YTD 2002 was the increase in market valuation of the Company's interest rate swap of approximately $508,000. The interest rate swap added approximately $520,000 in interest during YTD 2001. As of June 29, 2002, the interest rate swap expired.

REORGANIZATION COSTS

The Company recorded $3.1 million in reorganization costs in YTD of 2002. These costs related primarily to professional fees and bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Provision for income taxes was $15.7 million for YTD 2002 compared to $981,000 for YTD 2001. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes because of state and foreign taxes.

The Company is currently undergoing an examination by the IRS for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carry forwards, which were $70.0 million at December 29, 2001, the write-down of certain tax assets and the payment of interest. The proposed adjustment would disallow deductions amounting to approximately $26.7 million in the 1997 through 2000 fiscal years. The Company is vigorously contesting the proposed adjustment and therefore no provision has been made for such adjustment.

In July 2002, New Jersey restructured the Corporation Business Tax, which will adversely impact the tax provision of companies who transact business in New Jersey. The Company has reflected the impact in the third quarter 2002 tax provision. The incremental tax provision relating to New Jersey state income taxes is approximately $825,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, department store boutiques, retail stores including full price shops and other corporate activities.

Net cash provided by operating activities was $62.3 million during YTD 2002 as compared to cash used in operations of $9.0 million during YTD 2001. The improvement in cash flows from operating activities is partly the result of a $20.0 million prepayment of royalties received during the first quarter 2002 from one of the Company's licensees, of which $3.3 million has been recognized as income. The royalty prepayment is non-refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through the term of the contract. In addition, the improvement in the Company's cash flow is the result of lower inventory levels and the income generated during the year, offset by the $15.7 million write down of inventory to net realizable value in the prior year. The improvement is also the result of pre-petition liabilities, which, as a result of the Chapter 11 Cases, are generally not settled until a plan of reorganization has been approved. The increase in cash used in investing activities resulted from greater capital expenditures in YTD 2002 compared to YTD 2001 relating to the opening of the Company's first full price Anne Klein New York store in New York City in February 2002, department store boutiques and on-going systems implementation. Cash flows from financing activities increased from prior year due to the repayment of pre-petition borrowings under the DIP Credit agreement as a result of the July 23, 2002 DIP Credit agreement amendment.

On July 9, 1999, the Company entered into a credit facility with a bank group led by Chase (the "Chase Facility") in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). On the Filing Date, the Company obtained a $35 million DIP Credit Agreement from its existing bank group led by Chase. The DIP Credit Agreement also provides for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. On July 12, 2002 the DIP Credit Agreement was amended to convert the term loan to a revolving credit agreement. The DIP Credit Agreement is intended to provide the Company with the ability to pay for all new supplier shipments received, to invest in retail operations, and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. The DIP Credit Agreement expires February 5, 2003.

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

At September 28, 2002, there were no direct borrowings and $36.0 million outstanding in letters of credit under the DIP Credit Agreement. In addition to $4.2 million of unrestricted cash and cash equivalents on hand, the Company had approximately $54.6 million available for future borrowings as of September 28, 2002.

On October 23, 2002 the Company entered into a Joint Proposal Letter (the "Proposal Letter") with Citicorp USA, Inc., Foothill Capital Corporation and GMAC Commercial Finance LLC (the "Lenders") which sets forth a proposal under which the Lenders would establish a senior secured revolving credit facility of up to $100,000,000 (the "Citicorp Facility") which would initially be used by the Company to: (i) refinance any amounts outstanding under the DIP Credit Agreement and (ii) provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes during the continuation of Chapter 11 Cases. At such time as the Chapter 11 Cases are concluded, the Citicorp Facility would convert from a debtor-in-possession facility into an exit facility. The Proposal Letter does not constitute a commitment by the Lenders, and the delivery of a commitment to provide the Citicorp Facility is subject to, among other things, (i) satisfactory completion of due diligence, (ii) final credit approval by the Lenders and (iii) the absence of any material adverse condition in loan syndication or financial or capital market conditions generally. On November 8, 2002, the Bankruptcy Court approved, and the Company paid, agreed upon work fees to the Lenders so as to permit the completion of due diligence.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest was payable semi-annually on March 31 and September
30. Interest relating the Senior Notes totaled $1.9 million for YTD 2002 and $10.7 million for YTD 2001. At September 28, 2002, the Senior Notes have been classified as liabilities subject to compromise.

On October 4, 1999, the Company entered into a factoring agreement with the CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days on approved sales are guaranteed to be paid to the Company by CIT. The agreement has no expiration date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for each six-month period beginning December 1, 2000, there is a minimum factoring fee of $675,000. On February 5, 2002, the Company entered into an amended agreement with CIT. The terms of the amended agreement remained substantially the same with the exception of the reduction of the six-month minimum factoring fee to $500,000 and the requirement of a 90-day termination notice by CIT, except upon the occurrence of default by the Company, including a default under the DIP Credit Agreement or failure to pay any obligation under the CIT agreement, for which no notice is needed.

Capital expenditures were $5.7 million and $992,000 for YTD 2002 and YTD 2001, respectively. Capital expenditures represent funds spent for information systems, new retail stores, including the new Anne Klein New York full price store opened in February 2002, department store boutiques, warehouse improvements, showroom improvements, overseas facilities development and general improvements.

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

The Company currently anticipates that it will be in a position to satisfy its ongoing cash requirements, in the near term, through cash from operations, borrowings under the DIP Credit Agreement and, from time to time, amounts received in connection with strategic transactions, including, among other things, licensing arrangements. Events that may impact the Company's ability to meet its ongoing cash requirements in the near term include, but are not limited to, failure to have the Plan approved by the Bankruptcy Court, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), and future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current trend persists, the Company's financial results could continue to be negatively impacted.

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

o the impact that the Reorganization Cases may have on the Company's relationships with its principal customers and suppliers;

o the risk that the Court overseeing the Reorganization Cases may not confirm any reorganization plan proposed by the Company;

o actions that may be taken by creditors and other parties-in-interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Reorganization Cases;

o the risk that the cash generated by the Company from operations and the cash received by the Company under the DIP Credit Agreement will not be sufficient to fund the operations of the Company until such time as the Company's plan of reorganization is approved by the Court;

o the ability of the Company to achieve its covenants under the DIP Credit Agreement;

o the ability of the Company to adapt to changing consumer preferences and tastes;

o global economic conditions and the implications thereon after the terrorist attacks on September 11, 2001;

o    potential fluctuations in the Company's operating costs and results;

o the risk that the Internal Revenue Service will prevail in its proposed adjustment resulting in additional income taxes and interest in prior years thereby necessitating a reduction in net operating loss carry forwards, the write-down of certain tax assets, and the payment of interest;

o the risk that the Company will not successfully implement its fully integrated management information system, which could adversely affect the Company's business, financial condition, and operating results;

o    potential exchange rate fluctuations;

o the Company's concentration of revenues in department stores located in the United States; and

o    the Company's dependence on a limited number of suppliers.

All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.
                             CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                    10.1 Debtors' First Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code

                    10.2 First Amended and Restated Disclosure Statement Dated November 6, 2002

                    99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                    99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

                    On August 19, 2002 the Company filed a current report on Form 8-K attaching copies of the certificates that each of John D. Idol and Joseph B. Parsons had submitted to the SEC in connection with the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KASPER A.S.L., LTD.
                                          (Registrant)
Dated: November 18, 2002

                                          /s/ John D. Idol
                                          -------------------------------------
                                          John D. Idol
                                          Chairman and Chief Executive Officer


                                          /s/ Joseph B. Parsons
                                          -------------------------------------
                                          Joseph B. Parsons
                                          Executive Vice President -
                                          Chief Financial Officer

                                 CERTIFICATIONS

                     I, John D. Idol, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kasper A.S.L., Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                     Date: November 18, 2002

                                             /s/ John D. Idol
                                             -------------------------------
                                             John D. Idol
                                             Chief Executive Officer

                     I, Joseph B. Parsons, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kasper A.S.L., Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     Date: November 18, 2002

                                                 /s/ Joseph B. Parsons
                                                 -----------------------------
                                                 Joseph B. Parsons
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                               DESCRIPTION
--------------                               -----------

    10.1 Debtors' First Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code

    10.2              First Amended and Restated Disclosure Statement Dated
                      November 6, 2002

    99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss. 1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss. 1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002