Form 10-K
period 2002-12-28
KASPER A S L LTD
filed 2003-04-14
CIK 1037067

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
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

                          Common Stock, $0.01 par value

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. {X}

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes { } No {X}


           The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 28, 2002 was approximately $576,539. Such aggregate market value is computed by reference to the last sales price of the Common Stock on such date.

            There were 6,800,000 shares of Common Stock outstanding at April 8, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

================================================================================

                DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
                ------------------------------------------------

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

o the impact that the continuation of the Company's Chapter 11 proceedings may have on the Company's relationships with its principal customers and suppliers;

o the risk that the bankruptcy court overseeing the Company's Chapter 11 proceedings may not confirm any reorganization plan proposed by the Company;

o actions that may be taken by creditors and other parties-in-interest that may have the effect of preventing or delaying confirmation of a plan of reorganization in connection with the Company's Chapter 11 proceedings;

o the risk that the cash generated by the Company from operations and the cash received by the Company under its Citicorp DIP Credit Facility (defined elsewhere herein) will not be sufficient to fund the operations of the Company until such time as the Company's plan of reorganization is approved by the bankruptcy court;

o the ability of the Company to achieve its covenants under the Citicorp DIP Credit Agreement;

o the ability of the Company to adapt to changing consumer preferences and tastes;

o global economic conditions and the implications thereon after the terrorist attacks on September 11, 2001;

o the risk of global political unrest including terrorism and war and its impact on consumer confidence and spending and disruption in the receipt and delivery of merchandise;

o the risk of work stoppages by any Company suppliers or service providers, such as, for example, the recent West Coast port workers lock-out;

o the risk of significant disruption in the Company's relationships with its suppliers, manufacturers and employees;

o    potential fluctuations in the Company's operating costs and results;

o the risk that the Internal Revenue Service will prevail in its proposed adjustment resulting in additional income taxes and interest in prior years thereby necessitating a reduction in net operating loss carryforwards, the write-down of certain tax assets, and the payment of interest;

o    potential exchange rate fluctuations;

o the Company's concentration of revenues in department stores located in the United States;

o    the Company's dependence on a limited number of suppliers; and

o unforeseen difficulties or significant delays resulting from the Company's implementation or operation of existing or new management information systems, including the integration of management and other personnel or the training of personnel.

All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
-------

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

Contributing to the Company's on-going diversification are the Company-owned retail stores, which provide an additional distribution channel for its products. As of April 8, 2003, the Company operated 73 retail outlet stores under the Kasper and Anne Klein names, which not only sell company produced apparel, but also showcase and sell licensed products. In February 2002, the Company opened its first full price Anne Klein store in New York City.

CHAPTER 11 CASES
----------------

The following discussion provides general background information regarding the Chapter 11 filing, but is not intended to be an exhaustive summary. Detailed information can be obtained at the Bankruptcy Court web site at
www.nysb.uscourts.gov.
----------------------

On February 5, 2002 (the "Filing Date"), the Company along with A.S.L. Retail Outlets, Inc., ASL/K Licensing Corp., Kasper Holdings, Inc., AKC Acquisition, Ltd. and Lion Licensing, Ltd., all wholly owned subsidiaries of the Company (sometimes hereinafter collectively referred to as the "Debtors"), filed voluntary petitions (Case Nos. 02-B10497, 02-B10500, and 02-B10502 through 10505
(ALG)) (the "Chapter 11 Cases") under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Pursuant to an order of the Bankruptcy Court, the individual Chapter 11 Cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. The Company's international operations were not included in the filings. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court.

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

At the commencement of the Chapter 11 Cases, the Company filed a preliminary plan of reorganization. The United States Trustee thereafter appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee"), and based on negotiations with the Creditors' Committee, the Company filed a First Amended and Restated Joint Plan of Reorganization (the "Plan") and First Amended and Restated Disclosure Statement (the "Disclosure Statement") on November 6, 2002. In essence, the Plan provides for (i) payment in full of federal, state, and local tax claims and other administrative and priority claims; (ii) payment in full or refinancing of the DIP Credit Agreement; (iii) reinstatement or payment in full of, or surrender of collateral securing, allowed miscellaneous secured claims and capitalized lease obligations; (iv) distributions of shares of stock in the reorganized Company to the holders of allowed general unsecured claims and the holders of the Company's $110.0 million Senior Notes due 2004 (the "Senior Notes"); (v) a distribution of cash in the amount of 70% of allowed convenience claims; and (vi) distributions of warrants to purchase shares of stock in the reorganized Company to the holders of shares of stock in the Company on the record date established in the Chapter 11 Cases.

A hearing to consider the Plan was scheduled for December 5, 2002 (the "Scheduled Hearing"). On December 4, 2002, the Company received a proposal to acquire the Company for $88 million in cash (the "Management Proposal") from a management group led by John D. Idol, the Company's Chief Executive Officer (the "Management Group"), and Parthenon Capital, LLC ("Parthenon"). The Scheduled Hearing was postponed to allow the Company to consider the Management Proposal. Under the Management Proposal, no payment would be made to the Company's existing stockholders. The Management Proposal was modified on December 10, 2002 to increase the amount of the cash payment to $100 million.

On September 20, 2002, the Board of Directors of the Company formed a special committee of independent directors (the "Special Committee") in connection with the Company's exploration of strategic alternatives, including a possible sale of the Company. The Special Committee was formed in anticipation of potential offers to purchase the Company, and to avoid potential conflicts of interest in the event such an offer was made by the Company's management. On December 23, 2002, the Special Committee, consisting of Salvatore Salibello and Denis Taura, with the support of the Creditor's Committee, engaged Peter J. Solomon Company ("Solomon") to advise the Special Committee in connection with exploring strategic alternatives. Solomon, on behalf of the Special Committee, is soliciting preliminary indications of interest from potential purchasers of the Company, including the Management Group and Parthenon. Such proposals will be considered by the Special Committee and representatives of the Creditors' Committee. However, there is no assurance that a transaction will be consummated. Solomon, on behalf of the Special Committee, continues to explore strategic alternatives to date.

POST-PETITION FINANCING
-----------------------

On the Filing Date, the Company obtained a $35 million debtor-in-possession financing facility (the "Chase DIP") from its then existing bank group led by JPMorgan Chase Bank ("Chase"). The Chase DIP Credit Agreement also provided for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the credit facility entered into by the Company on July 9, 1999 with a bank group led by Chase (the "Chase Facility"), which on the Filing Date totaled approximately $91.6 million. The Chase DIP was intended to assure that the Company had the ability to pay for all new supplier shipments received, to invest in retail operations, department store boutiques and substantially upgrade operating systems to achieve further efficiencies. On February 26, 2002, the Bankruptcy Court entered a final order approving the Chase DIP. On January 30, 2003, the Company obtained a $100 million debtor-in-possession financing facility (the "Citicorp DIP Credit Agreement") from its new bank group led by Citicorp USA, Inc. ("Citicorp"). The Citicorp DIP Credit Agreement replaced the Chase DIP. There were no borrowings under the Chase DIP at December 28, 2002 and there were no borrowings under the Citicorp DIP Credit Agreement as of March 30, 2003.

Additional information with respect to the Chase DIP and the Citicorp DIP Credit Agreement is contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------

Kasper's business consists of three integrated operations: wholesale, retail and licensing. During fiscal 2002, approximately 95% of the Company's wholesale net sales were derived from sales within the United States. Financial information with regard to the Company's wholesale, retail and licensing segments, including revenues, earnings before interest, taxes, depreciation and amortization, and segment assets, appears in Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

WHOLESALE
---------

The Company's wholesale business designs, sources, manufactures and distributes to wholesale customers, women's apparel under various labels owned by the Company for the bridge, better and mass markets. The Company's products are sold to approximately 3,900 retail locations throughout the United States, Europe, the Middle East, Southeast Asia and Canada. The Company participates in three principal areas of the women's wholesale apparel market: suits, sportswear and dresses.

SUITS

The women's suit market is generally defined as tailored jackets, skirts and pants, sold as a set. The Company manufactures suits under the Albert Nipon brand for the specialty store bridge market. The Company manufactures the Kasper and Le Suit brands for the department store better market. The Company believes it has a dominant share of the women's suit market for department stores within the United States. Additionally, the Company manufactures for the mass market by using private label programs for such accounts as Sears and J.C. Penney's. Suit sales, as a percentage of the Company's net domestic wholesale sales, for the 2002, 2001 and 2000 fiscal years were approximately 67%, 65% and 60%, respectively.

SPORTSWEAR

Sportswear includes groups of skirts, pants, jackets, blouses and sweaters which, while sold as separates, are coordinated as to styles, color palettes and fabrics and are designed to be worn together or as separates. Products offered in this area of the market are suitable for both a working environment and casual wear. The Company offers a collection of sportswear under the Anne Klein New York brand name, which is priced for the bridge market. The Company also produces A.K. Anne Klein and Kasper & Company for the better market. Sportswear sales, as a percentage of the Company's net domestic wholesale sales, for the 2002, 2001 and 2000 fiscal years were approximately 28%, 27% and 33%, respectively.

DRESSES

The Company produces a collection of dresses under the Kasper brand name, targeted to sell at better prices. The Company's strategy is to leverage its position in the career suit market by designing and marketing dresses suitable for the career woman. The Kasper dress division offers a wide variety of high quality dresses at affordable prices, including career and classic, desk to dinner dresses. Dress sales, as a percentage of the Company's net domestic wholesale sales, for the 2002, 2001 and 2000 fiscal years were approximately 5%, 8% and 7%, respectively.

INTERNATIONAL OPERATIONS

The Company's wholesale business includes two wholly owned subsidiaries, Kasper Holdings Inc. and Kasper A.S.L. Europe, Ltd. (collectively, "International"). Kasper Holdings Inc. owns Kasper Canada ULC and Anne Klein ULC, which together own 100% of Kasper Partnership G.P., a Canadian Partnership (70% and 30%, respectively), through which the Company sells and distributes all the Brands in Canada. Kasper A.S.L. Europe, Ltd. sells and distributes all the Brands in Europe. The Company's wholly owned subsidiary, Asia Expert Limited, a Hong Kong corporation ("AEL"), is the owner of Tomwell Ltd., also a Hong Kong corporation. Generally, AEL acts as a buying agent for the Company's suit business for which it receives an arms-length commission. AEL also provides a quality control function at the sewing contractors in China, Hong Kong and other parts of the Far East as part of its buying service. Tomwell Ltd. operates the Company's China factory, which began production in May 1998, and also provides beading services for Albert Nipon and Kasper garments.

RETAIL
------

The Company's retail store program establishes another distribution channel for its products. At December 28, 2002, the Company operated 58 Kasper retail stores, 10 Anne Klein retail stores and one full price Anne Klein store, which in total represented approximately 17%, 20% and 19% of total net sales of the Company for the 2002, 2001 and 2000 fiscal years, respectively. These stores are generally located in outlet center malls throughout the United States. The Company opened its full price Anne Klein store in February 2002, located in New York City.

LICENSING
---------

As of December 28, 2002, the Company had four licensing arrangements under its Albert Nipon(R) trademark. Licenses included men's tailored clothing, neckwear, small leather goods, and ladies' and girls' coats and outerwear.

As of December 28, 2002, the Company had 13 domestic and three international licensing agreements under its Anne Klein Brands and related logos. The domestic licensees are granted the exclusive right to manufacture and sell watches, jewelry, handbags, small leather goods, footwear, coats, eyewear and swimwear under specified Anne Klein trademarks, in accordance with designs supplied or approved by the Company. The international licensees distribute specified apparel and accessories under the Anne Klein marks in Japan, Korea, and Central and South America.

As of December 28, 2002, the Company had three licensing arrangements under its Kasper trademarks pursuant to which third-party licensees produce merchandise under the these trademarks, in accordance with designs supplied or approved by the Company. Licenses included women's coats, men's casual pants and handbags, portfolios and wallets.

DESIGN
------

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

Each of the Company's product lines has its own design team which is responsible for the development and coordination of the product offerings within each line. Once colors and fabrics are selected, production and showroom samples are produced and incorporated into the product line, and the design and sourcing departments begin to develop or work with contractors to develop preliminary production samples. After approval of the samples, production begins. As a line of products is being finalized, customer reaction is evaluated and samples are modified as appropriate.

After production samples are approved for production, various patterns that will be used to cut the fabric are produced by the Company's team of experienced pattern makers. This process is aided by the use of a computerized marker and grading system.

MANUFACTURING
-------------

The Company primarily contracts for the cutting and sewing of its garments with contractors located principally in the Philippines, Hong Kong, Thailand and China. Purchases of services or finished goods from the Company's four principal contractors accounted for approximately 47% of the Company's total finished goods purchases in fiscal 2002. Apparel sold by the Company is manufactured in accordance with its designs, detailed specifications and production schedules. In May 1998, the Company began production in a dedicated manufacturing facility in China. Finished goods produced in the Company's China factory accounted for approximately 10%, 7% and 5% of total finished goods production during fiscal 2002, 2001 and 2000, respectively. The Company's production and sourcing staffs in Hong Kong, Thailand, China and the Philippines oversee all aspects of apparel manufacturing and production, including quality control, as well as researching and developing new sources of supply for manufacturing, textiles and trim. Although the Company does not have any long-term agreements with any of its manufacturing contractors, it has had long-term mutually satisfactory relationships with its four principal contractors and has engaged each of them for more than 15 years. The Company allocates product manufacturing among contractors based on the contractors' capabilities, the availability of production capacity and quota, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could materially adversely affect the Company's operations and financial condition.

The Company has historically manufactured finished goods on a cut, make and trim ("CMT") basis whereby the Company purchases piece goods and trim and contracts for the cutting and sewing of the garments. Starting in 2001, the Company began transitioning to the purchase of finished goods ("FOB") whereby the contractor is responsible for all manufacturing processes including the purchase of piece goods and trim. The Company's FOB production by units was approximately 51% and 29% in 2002 and 2001, respectively. The Company expects the percent of FOB production to increase in 2003.

QUALITY CONTROL
---------------

The Company's comprehensive quality control program is designed to ensure that purchased piece goods and finished goods meet the Company's exacting standards. Production samples are submitted to the Company for approval prior to production. The Company maintains a quality control staff who, in addition to the contractors' own quality control staff, inspect prototypes of each garment before production commences and perform random in-line quality control audits during production and perform final inspection after production before the garments leave each contractor's premises. In addition, inspectors perform quality control at the Company's distribution center in New Jersey, where a sampling of each style is measured against detailed specifications, and undergoes a thorough inspection and is then steamed or pressed, as necessary. The Company believes that its policy of inspection at the offshore contractors' facilities, together with the inspection and refinishing at its distribution center, are essential to maintaining the quality and reputation that its garments enjoy.

SUPPLIERS
---------

Generally, the raw materials required for the manufacturing of the Company's products are purchased from the Far East and Europe, directly by the Company or by its manufacturing facilities. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn. Purchases from the Company's four major suppliers accounted for approximately 43% of the Company's total purchases of raw materials for fiscal 2002. The Company's transactions with its suppliers are based on written instructions issued by the Company and, except for these instructions, the Company has no written agreements with its suppliers. However, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate. The inability of certain suppliers to provide needed items on a timely basis could materially adversely affect the Company's operations, business and financial condition.

DISTRIBUTION
------------

The Company operates a 400,000 square foot distribution center in Secaucus, New Jersey. The majority of apparel produced for the Company is processed through the Company's distribution center before delivery to the retail customer. The Company also has a distribution center in Montreal, through which the Company distributes all the Brands throughout Canada.

CUSTOMERS
---------

The Company sells approximately 95% of its wholesale products within the United States. The Company distributes its products through approximately 3,900 retail locations throughout the United States, Canada, Europe and Asia. Department stores accounted for approximately 71%, 69% and 66% of the Company's gross sales for the 2002, 2001 and 2000 fiscal years, respectively. In fiscal 2002, Federated Department Stores, May Merchandising Co. and Dillard's Department Stores accounted for approximately 20%, 20% and 16% of gross sales, respectively. Sales to any individual divisional unit of either Federated Department Stores, Dillard's Department Stores or May Merchandising Co. did not exceed 16% of gross sales. While the Company believes that purchasing decisions are generally made independently by each department store, in some cases the trend may be toward more centralized purchasing decisions. The Company's 10 largest customers accounted for approximately 80% of the Company's gross sales during fiscal 2002. A decision by one or more of such substantial customers, whether motivated by fashion concerns, financial issues or difficulties, or otherwise, to decrease the amount of merchandise purchased from the Company or to cease carrying the Company's products could have a materially adverse effect on the financial condition and operations of the Company.

TRADEMARKS
----------

The Company owns and/or uses a variety of trademarks in connection with its products and businesses, including Albert Nipon, Anne Klein New York, A.K. Anne Klein, the Lion Head Design, Kasper and Le Suit, as well as many derivatives of those trademarks (collectively, the "Marks"). The Company believes its ability to market its products under the Marks is a substantial factor in the success of the Company's products. The Company has registered or applied for registration for many of its trademarks, including certain of the Marks listed above, for use on apparel and footwear and other products such as accessories, watches and jewelry in the United States and in many foreign territories. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights. The Company believes that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by the Company to establish and protect its trademarks, including the Marks, and other proprietary rights will prevent imitation of its products or infringement of its intellectual property rights by others, or prevent the loss of revenue or other damages caused thereby. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that one or more parties will not assert infringement claims against the Company; the cost of responding to any such assertion could be significant, regardless of whether the assertion is valid.

IMPORTS AND IMPORT RESTRICTIONS
-------------------------------

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

BACKLOG
-------

As of March 30, 2003, the Company had unfilled customer orders of approximately $159.2 million, compared to approximately $95.6 million of such orders at March 29, 2002. The increase over prior year is the result of an earlier market for Fall goods, resulting in an earlier receipt of orders. These amounts include both confirmed and unconfirmed orders. The Company generally receives orders approximately three to six months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. The amount of unfilled orders at a particular time is affected by a number of factors, including the timing of the market weeks for particular lines, during which a significant percentage of our orders are received, and the scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

COMPETITION
-----------

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

EMPLOYEES
---------

At December 28, 2002, the Company had approximately 1,041 employees in the United States comprised of 722 full-time employees and 319 part-time employees. Approximately 216 of the Company's employees are members of UNITE, the union representing the Needle Trades, Industrial and Textile Employees, which has a three-year labor agreement with the Company expiring on May 31, 2003. The Company considers its relations with its employees to be satisfactory. In addition, the Company employs 13 employees in the United Kingdom, 38 employees in Canada and 90 employees in the Far East, as well as 1,058 contract employees in its dedicated factory in China.

ITEM 2.  PROPERTIES

The Company leases the following properties:


Location                                Square Footage   Lease Expiration                   Use
------------------------------          --------------   ------------------       ---------------------------------------------
Secaucus, New Jersey                         400,000       February 2007          Administrative offices, retail store,
                                                                                  warehouse and distribution center

New York, New York                            41,000       August 2008            Kasper division executive, sales, production
                                                                                  and design offices and showroom

New York, New York                            80,000       June 2012              Kasper corporate, Anne Klein division
                                                                                  executive, sales, production and design
                                                                                  offices and showroom

New York, New York                             3,000       November 2011          Anne Klein full price retail store

Montreal, Canada                              36,600       April 2004             Canadian showroom, offices and distribution
                                                                                  center

London, U.K.                                   3,200       July 2008              European showroom and offices

Kwai Chung, New Territories,                  27,000       September 2003         AEL warehouse and offices
Hong Kong

Shenzhen, China                               16,000       February 2004          China embroidery factory and dormitory

Shenzhen, China                               72,000       February 2005          China garment factory and dormitory

Shenzhen, China                               27,000       February 2007          China garment factory and dormitory


In addition, as of December 28, 2002, the Company operated 58 Kasper ASL retail stores and 10 Anne Klein retail outlet stores throughout the United States. The majority of all newly entered leases are for a period of five to ten years, some with options to renew. The average store size is approximately 2,800 square feet, ranging from a minimum of 1,700 square feet to a maximum of 4,700 square feet.

ITEM 3.  LEGAL PROCEEDINGS

See the section entitled "Chapter 11 Cases" under Item 1. "Business" for a discussion of the Chapter 11 Cases.

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carry forwards, which were $70.0 million at December 29, 2001, the write-down of certain tax assets and the payment of interest. The proposed adjustment would disallow deductions amounting to approximately $26.7 million in the 1997 through 2000 fiscal years. The Company is vigorously contesting the proposed adjustment and no provision has been made therefor. In connection with the proposed adjustment, on August 7, 2002 the IRS filed proof of claim in the Bankruptcy Cases in the amount of approximately $4.7 million (the "IRS Claim"), on the basis that the Debtors improperly made amortization deductions during the years 1997 through 1999. The IRS Claim seeks priority under section 507(a)(8) of the Bankruptcy Code. On November 22, 2002, the Debtors filed an Objection to the IRS Claim pursuant to section 505 of the Bankruptcy Code, by which they requested the Court to disallow the IRS Claim in its entirety based on a determination of federal income tax liability pursuant to section 505(a)(1) of the Bankruptcy Code. The Debtors assert that the tax returns and the deductions claimed therein were proper and correct and, therefore, they are not liable for any additional taxes over and above those reported in the consolidated annual tax returns. Unless the parties are able to agree on a resolution of the dispute, the issues are expected to be decided by the Bankruptcy Court within the next 6 months, and no assurance can be given as to the outcome of the dispute.

On January 11, 2002, counsel for Arthur S. Levine sent a letter to the Company alleging that the Company is obligated, under the terms of Mr. Levine's employment contract as the former Chairman and Chief Executive Officer of the Company, to pay severance and related costs. Mr. Levine asserted claims in the Chapter 11 Cases totaling approximately $1.3 million. On November 4, 2002, the Company entered into a settlement agreement with Mr. Levine, subsequently approved by the Bankruptcy Court, pursuant to which, inter alia, the Company paid Mr. Levine $199,999 and Mr. Levine withdrew all claims in the Chapter 11 Cases.

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

The Company is not involved in any other legal proceedings of significance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matter was submitted to a vote of the Company's security holders by means of proxies or otherwise.

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

The high and low prices for the Company's Common Stock for each quarter indicated are set forth below. The prices reflect the high and low sales price for the Common Stock as reported by the NASDAQ Stock Market's National Market or the OTC Bulletin Board, as applicable.

 ---------------------------------- ----------------------- --------------------
            Period                          High                 Low

 ---------------------------------- ----------------------- --------------------
 2002     First Quarter                  $ 0.19              $ 0.01
          Second Quarter                   0.31                0.00
          Third Quarter                    0.50                0.15
          Fourth Quarter                   0.15                0.05
 ---------------------------------- ----------------------- --------------------

 2001     First Quarter                  $ 0.31              $ 0.09
          Second Quarter                   0.18                0.08
          Third Quarter                    0.74                0.13
          Fourth Quarter                   0.29                0.10
 ---------------------------------- ----------------------- --------------------

The closing sales price of the Company's Common Stock on April 8, 2003 was $0.60 per share, and there were approximately 1,139 holders of record. The Company has not declared or paid any cash dividends on its Common Stock during fiscal years 2002 and 2001, and does not anticipate paying cash dividends in the foreseeable future. In addition, certain of the Company's debt instruments and agreements with lending institutions limit the Company's ability to declare any dividends for the duration of such agreements. The proposed Plan provides for the distribution of warrants to purchase shares of stock in the reorganized Company to the holders of shares of stock in the Company on the record date established in the Chapter 11 Cases. Solomon continues to explore strategic alternatives and there can be no assurance that there will be a distribution to holders of shares of the Company's stock. See Item 1. Chapter 11 Cases.

Reference is made to the section entitled Equity Compensation Plan Information in Item 12 to this Form 10-K, which information is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report.

The selected consolidated financial information for the fiscal years ended January 2, 1999, January 1, 2000, December 30, 2000, December 29, 2001 and December 28, 2002 is derived from the Company's audited Consolidated Financial Statements. Certain amounts in prior fiscal years have been reclassified to conform to the presentation of similar items for the fiscal year ended December 28, 2002.

The following selected financial information for the years ended December 28, 2002 and December 29, 2001 has been prepared on a going concern basis. The Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependant upon the acceptance of a plan of reorganization by the Bankruptcy Court and the Company's creditors, securing exit financing upon emergence from bankruptcy, compliance with all debt covenants under the Citicorp DIP Credit Agreement, the ability to generate sufficient cash flows from operations, and the success of future operations. There can be no assurance that the Company will be successful in achieving these uncertainties. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern. The following selected financial information does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form.

                  SELECTED CONSOLIDATED/COMBINED FINANCIAL DATA
                      (in thousands, expect per share data)


                                                                                        FISCAL YEAR ENDED (1)
                                                                 -------------------------------------------------------------------
                                                                        JAN.2,      JAN.1,         DEC.30,     DEC.29,     DEC.28,
                                                                        1999         2000          2000        2001         2002
                                                                        ----         ----          ----        ----         ----
STATEMENT OF OPERATIONS DATA:
                                                                 -------------------------------------------------------------------
 Net sales.......................................................    $ 312,089    $ 311,209      $400,797     $368,593    $358,037
 Royalty income..................................................          852        7,033        14,908       15,268      17,719
                                                                       --------     --------      --------     --------    --------
 Total revenue...................................................      312,941      318,242       415,705      383,861     375,756
 Cost of sales...................................................      219,060      219,520       295,139      299,722     222,903
 Gross profit....................................................       93,881       98,722       120,566       84,139     152,853
 Selling, general and administrative expenses....................       62,836       76,152       104,961      104,007      90,884
 Restructuring and other charges (credits) (2)...................          ---          ---         2,344        9,201      (2,495)
 Amortization of reorganization asset (3)........................        3,258        3,258         3,258        3,258         ---
 Depreciation and amortization (4)...............................        4,537        6,018         8,087       10,292       5,357
 Interest and financing costs....................................       17,788       20,494        25,576       31,301       6,848
 Reorganization costs (5)........................................          ---          ---           ---          ---       5,166
 Income (loss) before income taxes and cumulative effect of
 change in accounting principle..................................        5,462       (7,200)      (23,660)     (73,920)      47,093
 Income tax provision (benefit)..................................        2,292       (2,426)        1,528        1,750       10,249
 Cumulative effect of change in accounting principle.............         ---           ---           ---         ---       (30,400)
                                                                       --------      --------      --------     --------    --------
 Net income (loss)...............................................     $  3,170     $ (4,774)    $ (25,188)    $(75,670)    $  6,444
                                                                       ========     ========     =========    =========    ========
 Net income (loss) per share.....................................     $   0.47     $  (0.70)    $   (3.70)    $ (11.13)    $   0.95
 Net income (loss) per share before cumulative effect of change in
 accounting principle............................................     $   0.47     $ (0.70)     $   (3.70)    $ (11.13)    $   5.42
 Weighted average number of shares outstanding...................        6,800       6,800          6,800        6,800        6,800



BALANCE SHEET DATA:                                                                        AS OF:
                                                                   -----------------------------------------------------------------
                                                                          JAN.2,      JAN.1,         DEC.30,     DEC.29,     DEC.28
                                                                          1999         2000          2000        2001         2002
                                                                          ----         ----          ----        ----         ----

                                                                   -----------------------------------------------------------------
 Working Capital (6).............................................   $116,011     $94,715       $(89,980)   $(151,986)     $37,078
 Reorganization value in excess of identifiable assets, net......     60,021      56,763         53,503       50,245       19,844
 Total Assets....................................................    269,358     329,765        337,117      258,690      236,839
 Long-term Debt (6)..............................................    117,569     163,444            ---          ---          ---
 Shareholders' Equity............................................    124,050     119,140         93,601       18,041       24,942


(1) The change in the fiscal year-end from year to year is based on the Company's internal policy to close the fiscal year-end on the Saturday closest to December 31 of each year. As such, data for the fiscal years ended January 2, 1999, January 1, 2000, December 30, 2000, December 29, 2001 and December 28, 2002 each include the Company's results of operations for 52 weeks.

(2) Beginning with the fourth quarter of fiscal 2000, the Company has incurred restructuring and other charges in connection with the Company's bankruptcy filing preparation. The costs include those related to professional fees, severance, asset write-downs, lease and contract termination costs, as well as other expenses associated with the Company's bankruptcy filing preparation. During fiscal 2002 the Company reversed approximately $3.1 million of these charges relating to lease termination costs and therefore incurred a net credit.

(3) For "fresh start" reporting purposes, any portion of the Company's reorganization value not attributable to specific identifiable assets is reported as "reorganization value in excess of identifiable assets." This asset was being amortized on a straight-line basis over a 20-year period beginning June 4, 1997. Effective December 30, 2001, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company discontinued amortizing this asset.

(4) Included in Depreciation and Amortization for the fiscal years ended January 2, 1999, January 1, 2000, December 30, 2000 and December 29, 2001 is the amortization of trademarks.

(5) As of the filing date, the Company has incurred costs associated with the Chapter 11 Cases. These costs are related primarily to professional fees and bank fees associated with the Company's reorganization.

(6) As a result of the defaults on the Senior Notes and on the Chase Facility, the $110.0 million Senior Notes and the $59.0 million and $70.3 million outstanding under the Chase Facility, respectively, have been reclassified as short-term liabilities as of December 29, 2001 and December 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth under "Disclosure Regarding Forward Looking Information."

OVERVIEW

The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2002, 2001 and 2000 ended on December 28, 2002 ("fiscal 2002"), December 29, 2001 ("fiscal 2001") and December 30, 2000
("fiscal 2000"), respectively.

On February 5, 2002, the Company and certain of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company will continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy. For additional information with respect to the Chapter 11 Cases, see Item 3. "Legal Proceedings".

The Company's ability to continue as a going concern is dependent upon the acceptance of a plan of reorganization by the Bankruptcy Court and the Company's creditors, securing exit financing upon emergence from bankruptcy, compliance with all debt covenants under the Citicorp DIP Credit Agreement, the ability to generate sufficient cash flows from operations and the success of future operations. There can be no assurance that the Company will be successful in resolving these uncertainties. As a result, the independent auditors have qualified their opinion relative to the uncertainty of the Company to continue as a going concern. The financial information contained herein does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might become necessary should the Company be unable to continue as a going concern in its present form.

Beginning in the fourth quarter of 2000 and continuing throughout fiscal 2002, the Company has been undertaking a substantial restructuring of its businesses. This includes, but is not limited to, (i) reducing general and administrative costs through the streamlining of its back-office operations, (ii) focusing on the profitability of each operating unit and examining its cost structure to enhance operating efficiencies through the closing of under performing retail stores, and (iii) adopting a more disciplined inventory management approach. Accordingly, the Company's results of operations for fiscal 2001 and fiscal 2002 reflect these reductions, and charges that may, in some cases, be non-recurring.

The terrorist attacks of September 11, 2001 and the resulting decrease in consumer spending have clearly had a negative impact on the United States economy. In response to the general sense of economic uncertainty, retailers in the distribution channels to which we sell our products have reduced orders and have reacted with extremely aggressive promotional activity.

RESULTS OF OPERATIONS

                                                    TOTAL REVENUE BY SEGMENT
                                                (IN THOUSANDS EXCEPT PERCENTAGES)

                                FISCAL             %                FISCAL            %               FISCAL             %
                                 2002          OF TOTAL              2001          OF TOTAL            2000          OF TOTAL
                            --------------------------------   --------------------------------   --------------------------------
Wholesale                         $ 298,491           79.4%           $ 296,492          77.2%          $ 325,593           78.3%
Retail                               59,546           15.8%              72,101          18.8%             75,204           18.1%
                            ----------------                   -----------------                  ----------------
NET SALES                           358,037           95.2%             368,593          96.0%            400,797           96.4%
Licensing                            17,719           4.8 %              15,268         4.0 %              14,908          3.6 %
                            ----------------                   -----------------                  ----------------
TOTAL REVENUE                     $ 375,756          100.0%           $ 383,861         100.0%          $ 415,705          100.0%


FISCAL 2002 COMPARED TO FISCAL 2001

TOTAL REVENUE

The Company's net sales in fiscal 2002 were $358.0 million as compared to $368.6 million for fiscal 2001. Sales from the Company's wholesale operations ("Wholesale") increased to $298.4 million in fiscal 2002 from $296.5 million in fiscal 2001. During fiscal 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited net sales for fiscal 2002.

Net sales at the Company's retail stores ("Retail") decreased to $59.5 million in fiscal 2002 from $72.1 million in fiscal 2001, primarily due to the net closing of 22 under-performing stores over the last 12 months. Comparable store sales for fiscal 2002 decreased by approximately 4.0% compared to fiscal 2001. The decrease is the result of the continued weakness in the current retail environment.

Royalty revenue from the Company's licensing activities ("Licensing") increased to $17.7 million in fiscal 2002 from $15.3 million in fiscal 2001 primarily as a result of higher royalty percentage rates.

GROSS PROFIT

Gross profit as a percentage of total revenue increased to 40.7% for fiscal 2002, compared to 21.9% for fiscal 2001. Wholesale gross profit, as a percentage of net sales, increased to 34.4% in fiscal 2002 from 14.1% in fiscal 2001. Included in cost of sales in fiscal 2001 was approximately $2.7 million in sample costs, which, beginning in fiscal 2002 was classified as selling, general and administrative expense. As discussed in Total Revenue, the company recorded a change in estimate and reversed $9.7 in allowance reserves, which favorably impacted gross profit. In addition, during fiscal 2001, the Company recorded inventory reserves of approximately $17.7 million, to reflect at net realizable value, finished goods merchandise that the Company expected to sell off-price, as well as the expected liquidation of raw materials in connection with the Company's restructuring efforts, negatively impacting fiscal 2001 gross margin.

During fiscal 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain finished goods inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for fiscal 2002.

In addition, in fiscal 2002, the Company utilized in its production process certain raw materials that, as part of the Company's normal valuation process, had been reserved for as of December 29, 2001. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.7 million in fiscal 2002.

Excluding these reversals and charges, Wholesale gross profit for fiscal 2001 would have been 18.2% compared to 30.8% in fiscal 2002, reflecting the cost savings from sourcing and internal production process improvements which favorably impacted cost of goods sold and an overall reduction in allowances as a percentage of net sales.

Retail gross profit as a percentage of net sales increased to 54.6% in fiscal 2002 from 37.5% in fiscal 2001, due to the closing of under performing stores, the reduction in the price which the Company's wholesale division transfers goods to its retail division, and the cost savings passed on from wholesale as discussed above.

Licensing contributed to the Company's overall increased gross margin due to the greater contribution of royalty revenue as a percentage of total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's selling, general and administrative expenses ("SG&A") decreased to $90.9 million in fiscal 2002 compared to $104.0 million in fiscal 2001. Combined Wholesale and Licensing SG&A decreased approximately $10.1 million from fiscal 2002, primarily as a result of the Company's restructuring efforts. Included in fiscal 2002 SG&A is approximately $2.4 million of sample costs, which, prior to fiscal 2001, was included in cost of sales. Fiscal 2001 Wholesale SG&A included severance costs of approximately $3.5 million. During fiscal 2002, the Company reversed approximately $1.3 million of severance reserves that were determined, upon the favorable resolution of various disputes, to be unnecessary. Included in fiscal 2002 SG&A, is an incremental bonus expense of approximately $2.8 million over fiscal 2001, representing the management incentive bonus program initiated in fiscal 2002. Retail SG&A decreased approximately $3.0 million over the prior year as a result of the net closing of 22 under performing stores.

RESTRUCTURING AND OTHER CHARGES (CREDITS)

The Company recorded a net $2.5 million restructuring and other credit in fiscal 2002 and a $9.2 million charge in fiscal 2001. During fiscal 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During 2002, the Company reevaluated its decision to exit certain retail stores and office space and as a result, recognized a credit of $3.1 million. This credit was partially offset by approximately $603,000 in charges related primarily to professional fees. The remaining fiscal 2001 restructuring and other charges of $4.3 million consisted primarily of professional fees relating to the Company's bankruptcy filing.

AMORTIZATION OF REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

As a result of the Company's 1997 spinoff under Leslie Fay's reorganization plan, the portion of the Company's reorganization value not attributable to specific identifiable assets has been reported as "reorganization value in excess of identifiable assets" (the "Reorganization Asset"). In accordance with Statement of Financial Standards "SFAS" No.142, "Goodwill and Other Intangible Assets" ("SFAS 142") the Company ceased recording amortization relating to this asset effective December 30, 2001. Accordingly, the Company incurred no amortization charges for fiscal 2002 and approximately $3.3 million in fiscal 2001. As a result of the impairment review required under SFAS 142, during fiscal 2002, the Company determined that this asset was impaired and recorded a non-cash, non-operating charge of $30.4 million to reduce the carrying value to fair value. See Note 6 of Notes to Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $5.3 million in fiscal 2002 and $10.3 million in fiscal 2001. In accordance with SFAS 142, the Company ceased recording amortization on its trademarks effective December 30, 2001. Trademark amortization in fiscal 2001 was approximately $3.2 million. During fiscal 2001, the Company wrote down approximately $1.1 million of fixed assets in connection with the closing of retail stores, which was included in depreciation expense for the year. Also included in depreciation and amortization in fiscal 2001 was approximately $500,000 in write-offs of goodwill due to the impairment calculated in accordance with SFAS No. 121. The remaining decrease in depreciation relates to the reduced fixed asset base as a result of the closing of the retail stores.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to approximately $6.8 million in fiscal 2002 from $31.3 million in fiscal 2001, a decrease of $24.5 million. Interest expense is comprised of the interest expense on the Senior Notes prior to February 5, 2002, along with interest on the Chase Facility and DIP Credit Agreement, amortization of related bank fees and bondholder consent fees, factoring fees and changes in fair value of the Company's interest rate swap.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company incurred interest of $1.7 million for fiscal 2002 compared to $16.4 million for fiscal 2001. Included in Senior Notes interest expense for fiscal 2002 was approximately $300,000 in unpaid default interest and $2.1 million in fiscal 2001.

At the end of fiscal 2001, as a result of the Chapter 11 Cases, the Company determined that the value of the capitalized Consent Fee (defined elsewhere within) had been impaired. Accordingly, included in interest for fiscal 2001 was approximately $1.1 million in unamortized Consent Fees that were written off at the end of fiscal 2001, along with $460,000 in amortization. The Company incurred no Consent Fee amortization in fiscal 2002.

Interest under the Chase Facility and Chase DIP totaled approximately $4.0 million in fiscal 2002, and $7.7 million in fiscal 2001, a decrease of $3.7 million as a result of the decrease in borrowings. In fiscal 2002, the Company paid $100,000 in bank fees related to the Chase DIP, which is being amortized over the remaining life of the Chase DIP, and resulted in approximately $86,000 of amortization charges in fiscal 2002. As a result of the Chapter 11 Cases, the Company determined that the value of the capitalized bank fees paid in connection with the Chase Facility were impaired. Accordingly, at the end of 2001, the Company wrote off approximately $2.4 million in unamortized bank fees and incurred approximately $1.1 million in amortization.

Factoring fees were approximately $1.2 million in fiscal 2002 and $1.5 million in fiscal 2001. The interest rate swap added approximately $521,000 in interest expense in fiscal 2001. As of June 29, 2002, the interest rate swap expired.

Interest expense in fiscal 2002 was offset by approximately $200,000 in interest income as a result of the excess cash position experienced by the Company during parts of the year.

REORGANIZATION COSTS

The Company recorded $5.2 million in reorganization costs in fiscal 2002. These costs related primarily to professional fees and bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Income tax expense was $10.2 million in fiscal 2002 and $1.8 million in fiscal 2001. Fiscal 2002 tax expense is primarily related to federal, state and foreign taxes. For the tax year ended December 28, 2002, the Company utilized approximately $35.0 million in net operating loss carryforwards against fiscal 2002 taxable income. Fiscal 2001 tax expense includes the impact of recording a valuation allowance on the previously recorded net deferred tax assets and recognition of foreign taxes. Fiscal 2002 income tax expense of $10.2 represents an effective tax rate of approximately 21.8% on the Company's pretax book income before extraordinary items and cumulative effects of accounting change. During the first, second and third quarters, the Company's effective tax rate was approximately 42%. The difference between the 2002 effective tax rate of 21.8% and the estimated annual rate, as reported quarterly, of 42% was principally caused by adjustments in the fourth quarter relating to the usage of net operating losses ("NOLs"), the cumulative effect of an accounting change and the provision of taxes related to potential identified exposures.

The Company had approximately $74.0 million of NOL carryforwards as of December 29, 2001. Due to an audit of the Company's 1997 through 2000 tax years by the Internal Revenue Service and certain provisions in the tax law which limits the usage of NOLs, the availability of these NOLs to offset taxable income during the first three quarters of fiscal 2002 was uncertain. As a result, no provision for the utilization of these NOLs was made during the first three quarters of fiscal 2002. During the fourth quarter of fiscal 2002, new information became available which indicated that a portion of the NOLs not subject to the Internal Revenue Service's audit could be used to offset taxable income. As a result approximately $35.0 million of NOLs were used in the fourth quarter of fiscal 2002 to offset 2002 taxable income. The remaining NOLs of approximately $39.0 million as December 28, 2002 are offset by a full valuation allowance due to the continuing uncertainty regarding their utilization.

NET INCOME (LOSS)

Net income was $6.4 million in fiscal 2002 compared to a loss of $75.7 million in fiscal 2001, an increase of approximately $82.1 million. The increase is the result of the increased margins, decreased SG&A, and reduced interest and financing costs, along with the non-recurring write-offs, write-downs, reserves and other costs incurred in 2001, as discussed above.

FISCAL 2001 COMPARED TO FISCAL 2000

TOTAL REVENUE

The Company's net sales in fiscal 2001 were $368.6 million as compared to $400.8 million for fiscal 2000. Wholesale sales decreased to $296.5 million in fiscal 2001 from $325.6 million in fiscal 2000, primarily as a result of the weaker economic environment and high level of promotional activity experienced in department stores for which additional markdowns and allowances were given, along with a decrease in volume of the Anne Klein Brands.

Retail net sales decreased to $72.1 million in fiscal 2001 from $75.2 million in fiscal 2000, a decrease of $3.1 million due to the closing of four under-performing stores over the last 12 months. Comparable store sales for fiscal 2001 decreased by approximately 7.4% compared to fiscal 2000. The decrease is the result of the weakened retail environment and by the impact of the events of September 11, 2001.

Royalty income from Licensing increased slightly to $15.3 million in fiscal 2001 from $14.9 million in fiscal 2000.

GROSS PROFIT

The Company's gross profit as a percentage of total revenue decreased to 21.9% for fiscal 2001, compared to 30.0% for fiscal 2000. In connection with the Company's restructuring efforts and management's focus on improving operational efficiency and cash flow, management has reassessed the value of its inventories. As a result, the Company has accelerated its plans to liquidate on-hand inventory, including both finished goods and raw material. During the third and fourth quarters of 2001, the Company recorded inventory reserves aggregating approximately $17.7 million, to reflect at net realizable value, the merchandise that the Company expects to sell off-price in the case of finished goods, along with the acceleration of the expected liquidation of raw materials. Wholesale gross profit as a percentage of net sales decreased to 14.1% in fiscal 2001 from 23.9% in fiscal 2000. Excluding this charge, Wholesale gross profit for fiscal 2001 would have been 20.1% as compared to 23.9% in fiscal 2000, reflecting the ongoing promotional activity in selected seasonal merchandise offerings resulting in higher product line markdowns and allowances.

Retail gross profit as a percentage of sales remained stable at 37.5% and 37.2% in fiscal 2001 and fiscal 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's SG&A decreased to $104.0 million in fiscal 2001 as compared to $105.0 million in fiscal 2000, even with a number of charges relating to the streamlining efforts of the Company. Fiscal 2001 Wholesale expenses were approximately $77.2 million versus $77.9 million in the prior year, reflecting severance costs of approximately $3.5 million offset by cost savings of approximately $4.2 million from the Company's restructuring efforts. Retail SG&A increased approximately $500,000 over the prior year. Licensing division operations accounted for a decrease of approximately $800,000 in administrative expenses during fiscal 2001, relating in part to costs which are now included in Wholesale.

RESTRUCTURING AND OTHER CHARGES

The Company recorded $9.2 million in restructuring and other charges in fiscal 2001 compared to a $2.3 million charge in fiscal 2000 in order to cover the estimated costs of streamlining operating and administrative functions. These amounts include professional fees, which are expensed as incurred and totaled $4.3 million and $1.2 million in fiscal 2001 and fiscal 2000, respectively. In addition, during fiscal 2001 the Company has taken a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit approximately 25 retail store leases and certain office space, in fiscal 2002. Lease costs have been reserved for in accordance with Bankruptcy Court guidelines. Fiscal 2000 restructuring and other charges included $1.1 million in severance costs. See Note 9 to Notes to Consolidated Financial Statements included elsewhere herein.

AMORTIZATION OF REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

In connection with the Reorganization Asset, the Company incurred amortization charges in both fiscal 2001 and 2000 totaling approximately $3.3 million. In accordance with SFAS No. 142, the Company ceased recording amortization effective December 30, 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization, excluding the amortization of the Reorganization Asset, totaled $10.3 million in fiscal 2001, up from $8.1 million in fiscal 2000 and consists of the amortization charges associated with the trademarks as well as fixed asset depreciation. As of December 29, 2001, the Company has made the decision to exit approximately 25 of the Company's retail store leases. In accordance with the provisions of SFAS No. 121, the Company wrote down approximately $1.1 million of fixed assets in connection with the closing of the retail stores, which has been included in depreciation. Included in depreciation and amortization in fiscal 2001 is approximately $500,000 in write-offs of goodwill, which resulted from the FSA acquisition in fiscal 1999. The write-off was due to the impairment in value calculated in accordance with SFAS No. 121, as the remaining retail locations would not generate sufficient cash flows to support the carrying value of the costs recorded. The remaining increase relates to depreciation and amortization associated with capital expenditures in fiscal 2001.

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

Interest under the Chase Facility totaled $7.7 million in fiscal 2001, a decrease of $900,000 over the prior year, the result of decreased borrowings. The related bank fees were being amortized over the remaining life of the Chase Facility, and resulted in approximately $1.1 million and $650,000 of amortization charges in fiscal 2001 and fiscal 2000, respectively. The increase in bank fees over the prior year is the result of an $875,000 bank fee relating to an amendment in November 2000 and a $675,000 amendment fee in June 2001. As a result of the Chapter 11 Cases, the Company has determined that the value of the capitalized bank fees paid in connection with the Chase Facility has been impaired. Accordingly, at the end of 2001, the Company wrote off approximately $2.4 million in unamortized bank fees.

The remaining increase interest and financing costs are related primarily to factoring fees which increased from $1.1 million in fiscal 2000 to $1.5 million for fiscal 2001, due to an increase in the fee structure under the Company's factoring agreement, along with $521,000 in interest expense related to the increase in market valuation of the Company's interest rate swap.

INCOME TAXES

Income tax expense was $1.8 million in fiscal 2001 and $1.5 million in fiscal 2000. Fiscal 2001 tax expense includes the impact of recording a valuation allowance on the previously recorded net deferred tax assets and recognition of foreign taxes. Fiscal 2000 tax expense is primarily related to foreign taxes. The difference between the Company's federal statutory tax rate of 34%, as well as its state and local taxes, when compared to its effective tax rate is principally comprised of a valuation allowance. The Company is in an accumulated loss position for both financial reporting and income tax purposes. It has net operating loss carryforwards of approximately $74.0 million as of December 29, 2001. For financial reporting purposes, the tax benefit of the Company's net operating loss carryforward and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income.

NET LOSS

Net loss for fiscal 2001 was 75.7 million compared to a loss of $25.2 million in fiscal 2000 a decrease of approximately $50.5 million. The decrease is the result of the weak and promotional retail environment, inventory reserves, amortization write-offs and the increase in restructuring and other charges during fiscal 2001, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, department store boutiques, retail stores including full price shops and other corporate activities.

Net cash provided by operating activities was $85.7 million during fiscal 2002 as compared to $17.0 million during fiscal 2001. The improvement in the Company's operating cash flow is partly the result of a $20.0 million prepayment of royalties received during the first quarter 2002 from one of the Company's licensees, of which $4.9 million had been recognized as royalty income as of December 28, 2002. The royalty prepayment is non-refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through the term of the contract, which expires in 2006. In addition, the improvement in the Company's cash flow is the result of lower inventory levels and the income generated during the year, offset by the $17.7 million write down of inventory to net realizable value in the prior year. The improvement is also the result of pre-petition liabilities, which, as a result of the Chapter 11 Cases, are generally not settled until a plan of reorganization has been approved. In addition, the Company received a $1.0 million payment from a buying agent in consideration for the exclusive right to act as its buying agent for the Company's sportswear business, which also contributed to the operating cash flow improvement. See Note 9 of Notes to Consolidated Financial Statements. As of December 28, 2002, the Company had recognized $78,000 of the payment as other income, which reduced SG&A. The increase in cash used in investing activities resulted from greater capital expenditures in fiscal 2002 compared to fiscal 2001 relating to the opening of the Company's first full price Anne Klein New York store in New York City in February 2002, department store boutiques and on-going systems implementation. The increase in cash used in financing activities was due to the repayment of pre-petition borrowings under the Chase DIP Credit Agreement and the decreased borrowings during the year.

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

On July 9, 1999, the Company entered into the Chase Facility in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). On the Filing Date, the Company obtained a $35 million DIP Revolving Credit Agreement from its existing bank group (the "Chase DIP"). The Chase DIP also provided for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. On July 12, 2002, the Chase DIP was amended to convert the term loan to a revolving credit agreement.

The Chase DIP provided, among other things, for the maintenance of certain financial ratios and covenants, and set limits on capital expenditures and dividends to shareholders. The Chase DIP was scheduled to expire on February 5, 2003. Availability under the Chase DIP was limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowings was determined based on stated margins (2.0% on December 28, 2002) above the prime rate at Chase. For fiscal 2002, the weighted average interest rate on the Chase Facility and Chase DIP was 6.67%.

The Company paid approximately $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999, along with $875,000 and $675,000 in connection with amendments on November 20, 2000 and June 19, 2001, respectively. These fees were capitalized and amortized as interest and financing costs over the remaining life of the Chase Facility. As a result of the Chapter 11 Cases, the Company determined that the value of these capitalized bank fees had been impaired. Accordingly, at the end of 2001, the Company wrote off the unamortized bank fees totaling approximately $2.4 million. In connection with the Chase DIP, the Company paid $875,000 in facility, advisory and structuring fees, along with an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000. These fees were expensed as incurred and included as part of reorganization costs. In connection with the July 12, 2002 amendment, the Company paid $100,000 in bank fees, which were capitalized and amortized over the remaining life of the Chase DIP, totaling $85,000 in 2002.

As of December 28, 2002, there were no direct borrowings and $38.1 million outstanding in letters of credit under the Chase DIP. In addition to $24.9 million of unrestricted cash and cash equivalents on hand, the Company had approximately $34.9 million available for future borrowings as of December 28, 2002.

On January 30, 2003, the Company obtained a $100 million debtor-in-possession financing facility (the "Citicorp DIP Credit Agreement") from its new bank group led by Citicorp USA, Inc. ("Citicorp"). The Citicorp DIP Credit Agreement replaced the Chase DIP and permits up to $60.0 million available for issuance of letters of credit, of which $15.0 million will be available for stand-by letters of credit and up to $10.0 million for discretionary swing loans.

The Citicorp DIP Credit Agreement provides, among other things, for the maintenance of certain financial ratios and covenants, and set limits on capital expenditures and dividends to shareholders. The Citicorp DIP Credit Agreement, has a term ending on the earliest to occur of (i) the six month anniversary of the closing date, (ii) the effective date of the Plan, or (iii) the occurrence of an Event of Default. Availability under the Citicorp DIP Credit Agreement is limited to a borrowing base calculated upon eligible accounts receivable, eligible inventory, eligible documentary letters of credit and trademarks, in each case, less appropriate reserves. Interest on outstanding borrowings is determined based on stated margins above the Base Rate Loans and Eurodollar Rate Loans maintained by Citicorp on the terms and subject to the conditions of the agreement.

The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement, which allowed the DIP portion of the credit agreement to be extended to December 31, 2003 as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest was payable semi-annually on March 31 and September
30. Interest relating the Senior Notes totaled $1.7 million for fiscal 2002 and $16.4 million for fiscal 2001, including $300,000 and $2.1 million in default interest, respectively. At December 28, 2002, the Senior Notes have been classified as liabilities subject to compromise.

As a result of certain amendments to the Senior Notes, in July 1999, the Company paid to each registered note holder, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder, totaling $2.2 million (the "Consent Fee"). The Consent Fee was being amortized over the remaining life of the Senior Notes and was included in interest and financing costs. As a result of the Chapter 11 Cases, the Company determined that the value of the capitalized Consent Fee was impaired. Accordingly, at the end of 2001, the Company wrote off approximately $1.1 million in unamortized Consent Fees.

On October 4, 1999, the Company entered into a factoring agreement with the CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days on approved sales are guaranteed to be paid to the Company by CIT. The agreement has no expiration date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for each six-month period beginning December 1, 2000, there is a minimum factoring fee of $675,000. On February 5, 2002, the Company entered into an amended agreement with CIT. The terms of the amended agreement remained substantially the same with the exception of the reduction of the six-month minimum factoring fee to $500,000 and the requirement of a 90-day termination notice by CIT, except upon the occurrence of default by the Company, including a default under the Chase DIP or failure to pay any obligation under the CIT agreement, for which no notice is needed.

Capital expenditures were $8.1 million, $3.0 million and $6.1 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Capital expenditures represent spending associated with information systems, new retail stores including the new Anne Klein New York full price store, department store boutiques, warehouse improvements, showroom improvements, overseas facilities development and general improvements.

On March 12, 2002, the Company received a prepayment of royalties of $20.0 million from one of its licensees. The royalty prepayment is non refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through December 31, 2006.

On December 2, 2002, the Company received a $1.0 million payment from a buying agent in consideration for the exclusive right to act as its buying agent for the Company's sportswear business.

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

The Company currently anticipates that it will be in a position to satisfy its ongoing cash requirements, in the near term, through cash from operations, borrowings under the Citicorp DIP Credit Agreement and, from time to time, amounts received in connection with strategic transactions, including, among other things, licensing arrangements. Events that may impact the Company's ability to meet its ongoing cash requirements in the near term include, but are not limited to, failure to have the Plan approved by the Bankruptcy Court, future events that may have the effect of reducing available cash balances (such as unexpected operating losses, or increased capital or other expenditures), and future circumstances that might reduce or eliminate the availability of external financing. In addition, the ongoing promotional environment of department stores has impacted the industry. If the current trend persists, the Company's financial results could continue to be negatively impacted.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

A summary of the Company's long-term obligations at December 28, 2002 is as follows:

                                                             Future Payments Due by Period
                                                                     (in thousands)
                                   -----------------------------------------------------------------------------------
                                      Total          Less than 1      1 - 3 Years       4 - 5 Years        After 5
                                                        Year                                                Years
                                   -------------    --------------    -------------     -------------    -------------
Operating lease obligations            $ 71,989           $10,973          $29,145          $ 12,601         $ 19,270


The above summary does not include employment contracts or short-term obligations entered into by the Company in the ordinary course of business for purchase of product for resale or for purchase of raw materials to be used in the Company's manufacturing operations. These purchase obligations involve product to be received into inventory over the next one to six months, with the longer periods resulting from the lead times required when using certain foreign manufacturers and suppliers. Outstanding letters of credit of $38.1 million at December 28, 2002 represent a portion of these future purchase obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-9, "Accounting for Consideration Given to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting beginning fiscal 2002 and the impact of this required accounting does not have a material impact on the revenue and expense classifications in the Company's Consolidated Statements of Operations.

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company has adopted the provisions of SFAS No. 144 for fiscal 2002, the impact of which did not have a significant effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued after May 15, 2002. The Company adopted the provisions of SFAS No. 145 upon its effective date, the impact of which did not have a significant effect on the Company's results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 28, 2002.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
-------------------------------------------------

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

Accounts Receivable

Under the factoring agreement, CIT purchases substantially all domestic accounts receivable from the Company and remits the funds to the Company when collected. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT. Accounts Receivable, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements that are not purchased by CIT, and assessments of collectibility based on historic trends. Costs associated with allowable customer markdowns and operational charge backs, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from divisional seasonal negotiations as well as historic deduction trends and the evaluation of current market conditions.

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

Market Value Assessments of the Reorganization Asset and Other Intangible Assets
- Timing and Amount of Future Impairment Charges

Before the implementation of SFAS No. 142, the values of the reorganization asset and other intangible assets were written off over the period of expected benefit through regular amortization charges. Under SFAS No. 142, these intangibles will no longer be written off through periodic charges to the income statement over the defined period. Future impairment charges will be required as and when the value of the acquired business becomes less than its book value. The determination of the value of the businesses is highly subjective, as it is determined largely by projections of future profitability and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and Financial Statement Schedule of the Company attached hereto and listed on the index to financial statements set forth in Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 18, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP ("Arthur Andersen") and engaged the services of Ernst & Young LLP ("E&Y") as its new independent auditors effective immediately, and authorized E&Y's engagement to serve as independent auditors for the fiscal year ending December 28, 2002. These actions followed the Company's decision to seek proposals from independent accountants to audit the financial statements of the Company, and were approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

During the two most recent fiscal years of the Company ended December 29, 2001, and the subsequent interim period through April 18, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended December 29, 2001 or within the interim period through April 18, 2002.

None of the audit reports of Arthur Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended December 30, 2000 and December 29, 2001 contained an adverse opinion or a disclaimer of opinion nor was any such audit report qualified or modified as to uncertainty, audit scope or accounting principles, except that such audit reports contained a qualified opinion as to going concern.

During the two most recent fiscal years of the Company ended December 29, 2001, and the subsequent interim period through April 18, 2002, the Company did not consult with E&Y regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers as of April 8, 2003 are as follows:

Name                   Age                        Position
----                   ---                        --------
John D. Idol            44     Chairman of the Board and Chief Executive Officer
Martin Bloom            69     Director
H. Sean Mathis          55     Director
Salvatore M. Salibello  57     Director
Denis J. Taura          63     Director
Joseph B. Parsons       49     Executive Vice President, Chief Financial Officer
                               & Treasurer
Laura Lentini           39     Senior Vice President - Corporate Controller
Richard M. Owen         46     Senior Vice President, Worldwide Manufacturing
                               and Operations
Lee S. Sporn            43     Senior Vice President, General Counsel &
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

H. SEAN MATHIS has been a director of the Company since March 2000. Mr. Mathis is a Managing Director of Morgan Joseph & Co., Inc., an investment-banking firm, since March 2003. From September 2002 to March 2003, Mr. Mathis served as a Special Advisor of Financo Inc., an investment-banking firm. Prior to this, Mr. Mathis was President of Litchfield Asset Holdings, Inc., an investment advisory company he founded in 1983. He served as Chairman of the Board of Allis Chalmers, Inc., an industrial manufacturer, from 1996 to 1999. Mr. Mathis served as a Director of Allied Digital Technologies, Corp. from 1993 to 1998, and a Director of ARCH Wireless, a communications company, from 1999 to 2002. In 2001, ARCH Wireless filed for protection under the United States federal bankruptcy laws. He currently serves as a Director of Thousand Trails, Inc., an operator of recreational parks and NTL Europe, Inc., a European cable and media company.

SALVATORE M. SALIBELLO has been a director of the Company since July 1998. Mr. Salibello is a certified public accountant and founded Salibello & Broder, an accounting/consulting firm, in 1978 and currently serves as its Managing Partner.

DENIS J. TAURA has been a director of the Company since July 1998. He is a certified public accountant and a partner in Taura Flynn & Associates, a firm specializing in reorganization and management consulting, which he founded in 1998. From September 1991 to March 1998, he served as Chairman of D. Taura & Associates, a consulting firm. Mr. Taura currently serves as a Director of Darling International, Inc. and Safeguard Business Systems, Inc.

JOSEPH B. PARSONS joined the Company as Executive Vice President, Chief Financial Officer and Treasurer in March 2002. Prior to joining the Company, Mr. Parsons was employed by Donna Karan International Inc., a publicly traded apparel company, from January 1993 through November 2001, most recently as Chief Financial and Operations Officer. Prior to that, Mr. Parsons was employed by Crystal Brands, Inc. from 1989 through 1993 and KPMG Peat Marwick from 1979 through 1989.

LAURA LENTINI joined the Company as Corporate Controller in February 2001, became Vice President in June 2001 and Senior Vice President in July 2002. Prior to joining the Company, Ms. Lentini served as Corporate Controller of McNaughton Apparel Group, Inc., a publicly traded apparel company, from 1994 to 2001. Ms. Lentini worked in the audit department of KPMG Peat Marwick from 1986 to 1993. Ms. Lentini is a certified public accountant.

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

COMMITTEES
----------

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

On September 20, 2002, the Board of Directors of the Company formed a special committee of certain independent directors (the "Special Committee") in connection with the Company's exploration of strategic alternatives, including a possible sale of the Company. The Special Committee, currently composed of Messrs. Salibello and Taura, was formed in anticipation of potential offers to purchase the Company, and to avoid potential conflicts of interest in the event such an offer was made by the Company's management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that no Forms 5 were required for those persons. The Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 2002.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual compensation paid by the Company for services rendered during the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, for the Chief Executive Officer and all executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION                  LONG-TERM
                                                     -------------------                  ---------
                                                                                         COMPENSATION
                                                                                         ------------
              NAME AND PRINCIPAL                                                      STOCK APPRECIATION           ALL OTHER
              ------------------                                                      ------------------           ---------
                   POSITION                   YEAR       SALARY           BONUS           RIGHTS (#)            COMPENSATION ($)
                   --------                   ----       ------           -----           ----------            ----------------
   John D. Idol (1)
      Chairman of the Board and
       Chief Executive Officer                2002        $1,000,000      $1,399,050          ---                 $ 333,333 (2)
                                              2001           434,615         343,151        340,000                 166,668 (2)
   Joseph B. Parsons (3)
      Executive Vice President, Chief         2002         $ 307,692      $  307,692          ---                      ---
        Financial Officer & Treasurer

   Laura Lentini (4)
      Senior Vice President - Corporate       2002         $ 210,077       $  63,083          ---                      ---
        Controller                            2001           158,058          50,000          ---                      ---

   Richard M. Owen (5)
      Senior Vice President - Worldwide       2002         $ 250,000        $ 75,000          ---                      ---
        Manufacturing and Operations          2001            48,077            ---           ---                      ---

   Lee S. Sporn (6)
       Senior Vice President - General        2002         $ 300,000        $ 90,000          ---                      ---
        Counsel & Secretary                   2001            86,539          30,000          ---                      ---


--------------------------------
(1) Mr. Idol joined the Company in July 2001. Mr. Idol's employment agreement provides for an annual salary of $1,000,000 and a bonus in fiscal 2001 in the amount of $750,000 prorated to reflect the number of days employed during fiscal 2001.

(2) Represents an unsecured promissory note dated July 18, 2001. The note is payable on July 18, 2004, together with interest thereon. Prior to February 5, 2003, the Company has the right to issue shares of its Common Stock having a value of $1,000,000 in exchange for and in full satisfaction of the Note.

(3) Mr. Parsons joined the Company in March 2002. Mr. Parson's annual salary is $400,000.

(4) Ms. Lentini joined the Company in February 2001. Ms. Lentini's annual salary is $235,000.

(5)  Mr. Owen joined the Company in October 2001.

(6)  Mr. Sporn joined the Company in September 2001.

OPTION/STOCK APPRECIATION RIGHT GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights ("SAR") to the Named Executive Officers during fiscal 2002.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

There are no options held by the Named Executive Officers of the Company. As a result of the Chapter 11 Cases, the SAR's outstanding at the end of fiscal 2001 were cancelled on February 5, 2002, pursuant to the terms of the SAR's.

COMPENSATION OF DIRECTORS

Each Director who is not an employee of the Company is paid for service on the Board of Directors a retainer at the rate of $40,000 annually and $1,500 for every Board of Directors meeting in excess of twelve per annum. Each non-employee Director, who held such position prior to January 1, 2000, also received an option to purchase 20,000 shares of common stock at the time of joining the Board of Directors. Such options vest ratably over the first three anniversaries of the date of grant and are exercisable at a price of $14.00 per share. Effective December 28, 2002, all outstanding stock options were voluntarily cancelled pursuant to an agreement between the Company and the option holders. The Company also reimburses each Director for reasonable expenses in attending meetings of the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS

The Company and Mr. Idol are parties to an employment agreement dated July 18, 2001 (the "Idol Employment Agreement"), which provides for his employment as the Chairman of the Board of Directors and Chief Executive Officer of the Company through July 18, 2005. The agreement provides for a base salary of $1.0 million per annum, subject to annual review. Subject to a minimum bonus in 2002 of $750,000, the agreement provides for a bonus in each year equal to the sum of
(i) fifty percent (50%) of the then current salary rate, if the Company achieves any pre-tax income for such fiscal year, and (ii) five percent (5%) of pre-tax income for such fiscal year between $10 million and $20 million, and (iii) two and one-half percent (2-1/2%) of pre-tax income for such fiscal year in excess of $20 million (up to a maximum of $500,000), up to a bonus cap of $1.5 million. In addition, pursuant to the agreement the Company issued to Mr. Idol an unsecured promissory note in the principal amount of $1.0 million, payable with interest at 9% per annum on July 18, 2004 (the "Note").

Pursuant to an amendment to the Idol Employment agreement dated October 31, 2002 (the "Amendment"), upon the effective date of a plan of reorganization with respect to the Company approved by the Bankruptcy Court (the "Effective Date"), the Company is obligated to issue to Mr. Idol restricted shares of its common stock (i) having a value of $1.0 million in full satisfaction of the Note and
(ii) having a value of two and one-half percent (2-1/2%) of the number of shares issued under the Plan of reorganization, based on the value ascribed to shares of the common stock of the Company for purposes of issuing and distributing its common stock on the Effective Date pursuant to the Plan (the "Ascribed Value"). One-half (50%) of the restricted shares shall vest (meaning that they shall become transferable) on the second anniversary of the Effective Date and twenty-five percent (25%) shall vest on each of the third and fourth anniversaries of the Effective Date; provided in each case, that, at least once during the period on and after the Effective Date, for a period of twenty (20) consecutive trading days, the closing sales price of a share of such stock is at least one hundred and fifty percent (150%) of the Ascribed Value. Any restricted shares that are not vested shall become vested on the date of Mr. Idol's death, Total Disability, termination without Cause or resignation for Good Reason, or upon a Change in Control of the Company (as all such terms are defined in the Idol Employment Agreement), or on the tenth (10th) anniversary of the date the shares are issued.

The Company is also obligated to grant to Mr. Idol on the Effective Date options to purchase shares of the Company's common stock (on a fully diluted basis) equal to two and one-half percent (2-1/2%) of the total number of shares issued under the Plan. The per share exercise price under the options shall be an amount equal to $80 million divided by the total number of shares issued under the Plan. The options shall vest ratably on each of first four anniversaries of the Effective Date, provided that (A) (i) Mr. Idol is employed on such date and
(ii) at least once during the period on and after the Effective Date, for a period of twenty (20) consecutive trading days, the closing sales price of a share of such stock is at least one hundred and fifty percent (150%) of the Ascribed Value, and (B) if earlier, the options shall fully vest on the date of Mr. Idol's death, Total Disability, termination of employment without Cause or resignation for Good Reason or upon a Change of Control or on the tenth anniversary of the date the options are issued. The non-vested portion of the options shall be cancelled upon termination for Cause or resignation for Good Reason. All outstanding options (including vested options) shall terminate on the first anniversary of Mr. Idol's death or Total Disability or on the 90th day following any other termination of employment.

In addition, in the event of a transaction which results in a Change of Control before the restricted stock and stock options are issued, on the date of such Change of Control, Mr. Idol is entitled to (in lieu of the restricted stock and stock options): (i) a lump sum payment equal to one million dollars ($1,000,000) plus accrued interest in cash (in full satisfaction of the Note), plus (ii) an amount equal to two and one-half percent (2 1/2%) of the aggregate amount which, by virtue of such transaction, will be available for distribution under the Plan in satisfaction of all senior notes claims, general unsecured claims and convenience claims (the "Distributable Amount"), plus (iii) an amount equal to two and one-half percent (2 1/2%) of the amount by which the Distributable Amount exceeds eighty million dollars ($80,000,000).

The Company has entered into an employment agreement with Joseph B. Parsons, dated March 25, 2002, which provides for his employment as Executive Vice President, Chief Financial Officer through March 25, 2005 and provides for successive one-year renewal terms thereafter unless terminated by notice from either party. The agreement provides for an annual base salary of $400,000, subject to annual review, and provides for his participation in the current bonus plan and any successor plan. In the event Mr. Parsons is terminated without Cause or he resigns with Good Reason (as defined in the agreement), he is entitled to a severance payment in an amount equal to the aggregate of his then current base salary plus the amount of his bonus, if any, during the preceding year, payable in twelve monthly installments (reduced by any compensation actually received by Mr. Parsons from other employment during such period). By an amendment dated October 31, 2002, if such termination without Cause occurs, or if Mr. Parsons resigns due to his responsibilities having been significantly reduced or made inconsistent with his title, within 12 months following a Change of Control (as defined in the agreement), he is entitled to a supplemental severance payment in an amount equal to his then annual base salary, payable within twenty (20) days after such termination (without reduction).

The employment agreement with Ms. Lentini, dated March 1, 2002, provides for her employment as Vice President, Controller, through March 1, 2005, and provides for successive one-year renewal terms thereafter unless terminated by notice from either party. The agreement provides for an annual base salary of $187,000, subject to annual review, and provides for her participation in the current bonus plan and any successor plan. Effective July 8, 2002, Ms. Lentini's annual salary was increased to $235,000. In the event Ms. Lentini is terminated without Cause (as defined in the agreement), she is entitled to a severance payment in an amount equal to one-half of her then current annual base salary, payable in six monthly installments (reduced by any compensation actually received by Ms. Lentini from other employment during such period). By an amendment dated January 15, 2003, if such termination without Cause occurs, or if Ms. Lentini resigns due to her responsibilities having been significantly reduced or made inconsistent with her title, within 12 months following a Change of Control (as defined in the agreement), she is entitled to a supplemental severance payment in an amount equal to her then annual base salary, payable within twenty (20) days after such termination (without reduction).

The employment agreement with Mr. Owen, dated October 10, 2001, provides for his employment as Senior Vice President, Worldwide Manufacturing & Operations through October 10, 2004, and provides for successive one-year renewal terms thereafter unless terminated by notice from either party. The agreement provides for an annual base salary of $250,000, subject to annual review, and provides for his participation in the current bonus plan and any successor plan. In the event Mr. Owen is terminated without Cause (as defined in the agreement), he is entitled to a severance payment in an amount equal to his then current annual base salary, payable in twelve monthly installments (reduced by any compensation actually received by Mr. Owen from other employment during such period). By an amendment dated January 16, 2003, if such termination without Cause occurs, or if Mr. Owen resigns due to his responsibilities having been significantly reduced or made inconsistent with his title, within 12 months following a Change of Control (as defined in the agreement), he is entitled to a supplemental severance payment in an amount equal to his then annual base salary, payable within twenty (20) days after such termination (without reduction).

The employment agreement with Mr. Sporn, dated August 27, 2001, provides for his employment as Senior Vice President, General Counsel & Secretary through September 17, 2004, and provides for successive one-year renewal terms thereafter unless terminated by notice from either party. The agreement provides for an annual base salary of $300,000, subject to annual review, and provides for his participation in the current bonus plan and any successor plan. Pursuant to an amendment to the agreement dated October 10, 2001, Mr. Sporn is entitled to receive a $60,000 bonus upon the completion of the Company's restructuring or upon a sale or merger of the Company. In the event Mr. Sporn is terminated without Cause (as defined in the agreement), he is entitled to a severance payment in an amount equal to the aggregate of his then current base salary plus the amount of his bonus, if any, during the preceding year, payable in twelve monthly installments (reduced by any compensation actually received by Mr. Sporn from other employment during such period). By an amendment dated October 31, 2002, if such termination without Cause occurs, or if Mr. Sporn resigns due to his responsibilities having been significantly reduced or made inconsistent with his title, within 12 months following a Change of Control (as defined in the agreement), he is entitled to a supplemental severance payment in an amount equal to his then annual base salary, payable within twenty (20) days after such termination (without reduction).

The amended agreements of each of Mr. Parsons and Mr. Sporn provide that, as of the Effective Date, the Company is obligated to grant shares of restricted stock having a value of one percent (1%) for Mr. Parsons, and five-tenths of one percent (0.5%) for Mr. Sporn, of the number of shares issued under the Plan of reorganization, based on the Ascribed Value of the shares (as described above with respect to the Idol Employment Agreement). One-half (50%) of the restricted shares shall vest (meaning they shall become transferable) on the second (2nd) anniversary of the Effective Date and twenty-five percent (25%) shall vest on each of the third and fourth anniversaries of the Effective Date; provided in each case, that, at least once during the period on and after the Effective Date, for a period of twenty (20) consecutive trading days, the closing sales price of a share of such stock is at least one hundred and fifty percent (150%) of the Ascribed Value. Any restricted shares that are not vested shall become vested upon a Change of Control of the Company (as defined in the agreements) or on the tenth anniversary of the date the shares are issued. The Company is also obligated to grant options to purchase shares of the Company's common stock (on a fully diluted basis) equal to one percent (1%) for Mr. Parsons, and five-tenths of one percent (0.5%) for Mr. Sporn, of the total number of shares issued under the Plan. The per share exercise price under the options shall be an amount equal to $80 million divided by the total number of shares issued under the Plan. The options vest ratably on each of first four anniversaries of the Effective Date, provided that (A) (i) Mr. Parsons or Mr. Sporn, as applicable, is employed on such date and (ii) at least once during the period on and after the Effective Date, for a period of twenty (20) consecutive trading days, the closing sales price of a share of such stock is at least one hundred and fifty percent (150%) of the Ascribed Value, and (B) if earlier, the options shall fully vest on any Change of Control or on the tenth anniversary of the date the options are issued. The non-vested portion of such options shall be cancelled upon the termination of employment of Mr. Parsons or Mr. Sporn, as applicable.

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

The maximum number of shares of common stock that may be granted under the 1999 Plan is 2,500,000 and the maximum number of shares that may be granted to an individual participant shall not exceed 1,500,000. The unanimous consent of the Compensation Committee is required for the grant of options to any recipient if the aggregate number of shares held by that recipient is equal to or greater than 20,000. As of April 1, 2003, no shares had been granted under the 1999 Plan. The 1999 Plan terminates on July 28, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 8, 2003, based upon the most recent information available to the Company for (i) each person known by the Company who owns beneficially more than five percent of the Common Stock, (ii) each of the Company's Named Executive Officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 77 Metro Way, Secaucus, New Jersey 07094.

                                                            NUMBER OF SHARES      PERCENTAGE OWNERSHIP
     NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIALLY OWNED      OF COMMON STOCK
     ------------------------------------                   ------------------      ---------------
     John D. Idol                                                  ---                    --

     Martin Bloom                                                10,000                    *

     H. Sean Mathis                                                 ---                   --

     Salvatore M. Salibello                                         100                   --


     Denis J. Taura                                                 ---                   --

     Joseph B. Parsons                                              ---                   --

     Laura Lentini                                                5,000                    *

     Richard M. Owen                                                ---                   --

     Lee S. Sporn                                                   ---                   --

     Whippoorwill Associates, Inc.                            1,208,524 (1)              17.8%
     11 Martine Avenue
     White Plains, NY  10606

     Bay Harbour Management, L.C.                             1,021,277 (2)              15.0%
     777 South Harbour Island Boulevard
     Suite 270
     Tampa, FL 33602

     Lonestar Partners, L.P.                                    674,000 (3)               9.9%
     8 Greenway Plaza
     Suite 800
     Houston, TX  77046

     ING Equity Partners, L.P. I                                646,201 (4)               9.5%
     135 East 57 Street
     New York, NY  10022

                                                                357,304 (5)               5.3%
     Harvard Management Company
     660 Atlantic Avenue
     Boston, MA  02210

     Officers and Directors as a group (9 persons)               15,100                   *


--------------------------
* Less than one percent

(1) Based on information contained in a Schedule 13G, filed with the Commission on August 7, 2001. These shares of Common Stock are owned by various limited partnerships, a limited liability company, a trust and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager.

(2) Based on information contained in a Form 4, filed with the Commission on July 10, 2000. These shares of Common Stock are also indirectly owned by Tower Investment Group, Inc. ("Tower"), the majority stockholder of Bay Harbour Management, L.C., Steven A. Van Dyke, a stockholder and President of Tower, and Douglas P. Teitelbaum, a stockholder of Tower, each of whom may also be deemed to be a beneficial owner of such shares of Common Stock.

(3) Based on information contained in a Schedule 13D, filed with the Commission on June 12, 2002.

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


Equity Compensation Plan Information

-------------------------------- ---------------------------- ------------------------ ----------------------------
                                                                                          Number of securities
                                 Number of securities to be                              remaining available for
                                   issued upon exercise of       Weighted-Average         future issuance under
                                    outstanding options,         exercise price of      equity compensation plans
                                          warrants             outstanding options,       (excluding securities
         Plan Category                   and rights             warrants and rights     reflected in column (a))
         -------------                   ----------             -------------------     ------------------------
Equity compensation plans
approved by security holders....              -                          -                      2,500,000
-------------------------------- ---------------------------- ------------------------ ----------------------------
Equity compensation plans not
approved by security holders....              -                          -                    2,500,000 (1)
-------------------------------- ---------------------------- ------------------------ ----------------------------



(1) Available for issuance under the Company's 1997 Management Stock Option Plan (the "1997 Plan"). Employees of and consultants to the Company and any of its affiliates who are responsible for or contribute to the management, growth and profitability of the business of the Company and its affiliates are eligible to be granted stock options under the 1997 Plan (no grant shall be made under the plan to a director who is not an employee of the Company or any of its affiliates). The 1997 provides that it be administered by a committee of the Board consisting of no less than two outside directors. The 1997 Plan terminates on December 2, 2007. Further information regarding the 1997 Plan may be found under Note 15 of the financial statements attached hereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(2) Financial Statement Schedule:

     The Financial Statement Schedule is set forth in the Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

(3) Exhibits:

     See Index to Exhibits following the signatures and certifications hereto.

(B) REPORTS ON FORM 8-K:

     None.

                          INDEX TO FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS                                                                                      PAGE
----------------------------                                                                                      ----
Report of Independent Auditors.................................................................................... F-2

Report of Independent Public Accountants.......................................................................... F-4

Consolidated Balance Sheets at December 28, 2002 and December 29, 2001............................................ F-5

Consolidated Statements of Operations for the Fiscal Years Ended
              December 28, 2002, December 29, 2001 and December 30, 2000.......................................... F-6

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
              December 28, 2002, December 29, 2001 and December 30, 2000.......................................... F-7

Consolidated Statements of Cash Flows for the Fiscal Years Ended
              December 28, 2002, December 29, 2001 and December 30, 2000...........................................F-8

Notes to Consolidated Financial Statements.........................................................................F-10

Schedule II - Valuation and Qualifying Accounts....................................................................F-30



                         Report of Independent Auditors

To the Shareholders and Board of Directors of Kasper A.S.L., Ltd. and
Subsidiaries:

We have audited the accompanying consolidated balance sheet of Kasper A.S.L., Ltd. and subsidiaries as of December 28, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Kasper A.S.L. Ltd. and subsidiaries as of and for the years ended December 29, 2001 and December 30, 2000, were audited by other auditors who have ceased operations. Those auditors expressed a qualified opinion regarding the Company's ability to continue as a going concern on those financial statements in their report dated March 22, 2002, before the revisions and disclosures described below.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As described in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective December 30, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed a petition for reorganization under chapter 11 of the U.S. Bankruptcy Code on February 5, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon acceptance of a plan of reorganization by the Court and the Company's creditors, compliance with all debt covenants under the debtor-in-possession financing, securing post-emergence financing and the success of future operations. The ultimate outcome of these matters is not presently determinable. The consolidated financial statements do not include any adjustments relating to these uncertainties or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

As discussed above, the financial statements of Kasper A.S.L. Ltd. and subsidiaries as of and for the years ended December 29, 2001 and December 30, 2000 were audited by other auditors who have ceased operations. As described in
Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. Our audit procedures with respect to the disclosures in
Note 6 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in
Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


                                        /s/ Ernst & Young LLP

New York, New York
March 17, 2003

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

                                             /s/ Arthur Andersen LLP

New York, New York
March 22, 2002


This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23 for further discussion.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                         ASSETS                                                 DECEMBER 28,          DECEMBER 29,
                                                                                                   2002                  2001
                                                                                                ------------          ------------
Current Assets:
     Cash and cash equivalents...............................................                      $ 24,941               $ 6,405
     Accounts receivable, net of allowances of  $34,679 and
       $41,838, respectively.................................................                        14,479                 4,333
     Inventories, net........................................................                        48,302                73,699
     Prepaid expenses and other current assets...............................                         5,441                 4,226
                                                                                                ------------          ------------
Total Current Assets.........................................................                        93,163                88,663
                                                                                                ------------          ------------

Property, plant and equipment, at cost less accumulated depreciation
     and amortization of $21,538 and $16,438, respectively...................                        19,673                15,637
Reorganization value in excess of identifiable assets, net of
     accumulated amortization of $14,937 in 2001.............................                        19,844                50,245
Trademarks, net of accumulated amortization of $11,200 and
     $11,200, respectively...................................................                       103,162               103,162
Other assets, at cost less accumulated amortization of $357 and
     $271, respectively......................................................                           997                   983
                                                                                                ------------          ------------
Total Assets.................................................................                      $236,839              $258,690
                                                                                                ============          ============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Accounts payable........................................................                       $28,592               $24,899
     Accrued expenses and other current liabilities..........................                        22,213                17,682
     Interest payable........................................................                           182                28,483
     Taxes payable...........................................................                            --                   537
     Deferred royalty income.................................................                         5,098                    --
     Reclassified long-term debt.............................................                            --               110,000
     Bank revolver...........................................................                            --                59,048
                                                                                                ------------          ------------
Total Current Liabilities....................................................                        56,085               240,649
Long-Term Liabilities Not Subject to Compromise:
     Deferred royalty income.................................................                        10,000                    --
     Other long-term liabilities.............................................                           738                    --
                                                                                                ------------          ------------
Total Liabilities Not Subject to Compromise..................................                        66,823               240,649
Liabilities Subject to Compromise............................................                       145,074                    --
                                                                                                ------------          ------------
Total Liabilities............................................................                       211,897               240,649
Commitments and Contingencies
Shareholders' Equity:
     Common Stock, $0.01 par value; 20,000,000 shares
         authorized; 6,800,000 shares issued and outstanding.................                            68                    68
     Preferred Stock, $0.01 par value; 1,000,000 shares
         authorized; none issued and outstanding.............................                            --                    --
     Capital in excess of par value..........................................                       120,561               120,139
     Accumulated deficit.....................................................                      (95,046)             (101,490)
     Cumulative other comprehensive loss.....................................                         (641)                 (676)
                                                                                                ------------          ------------
Total Shareholders' Equity...................................................                        24,942                18,041
                                                                                                ------------          ------------
Total Liabilities and Shareholders' Equity...................................                      $236,839             $ 258,690
                                                                                                ============          ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                  ---------------------------------------------------------------
                                                                                               FISCAL YEAR
                                                                                                   ENDED
                                                                  ---------------------------------------------------------------
                                                                     DECEMBER 28,          DECEMBER 29,         DECEMBER 30,
                                                                         2002                  2001                 2000
                                                                  -------------------   -------------------  --------------------
Net sales..............................................                     $358,037              $368,593              $400,797
Royalty income.........................................                       17,719                15,268                14,908
                                                                  -------------------   -------------------  --------------------
Total revenue..........................................                      375,756               383,861               415,705
Cost of sales..........................................                      222,903               299,722               295,139
                                                                  -------------------   -------------------  --------------------
Gross profit...........................................                      152,853                84,139               120,566
Operating expenses:
Selling, general and administrative expenses...........                       90,884               104,007               104,961
Restructuring and other (credits) charges..............                      (2,495)                 9,201                 2,344
Depreciation and amortization..........................                        5,357                13,550                11,345
                                                                  -------------------   -------------------  --------------------

Total operating expenses...............................                       93,746               126,758               118,650
                                                                  -------------------   -------------------  --------------------
Operating income (loss)................................                       59,107              (42,619)                 1,916

Interest and financing costs (2002 excludes $16,821
relating to stayed interest)...........................                        6,848                31,301                25,576
                                                                  -------------------   -------------------  --------------------

Income (loss) before reorganization costs, income
taxes and cumulative effect of change in accounting
principle..............................................                       52,259              (73,920)              (23,660)

Reorganization costs...................................                        5,166                    --                    --
                                                                  -------------------   -------------------  --------------------

Income (loss) before income taxes and cumulative
effect of change in accounting principle...............                       47,093              (73,920)              (23,660)

Income taxes...........................................                       10,249                 1,750                 1,528
                                                                  -------------------   -------------------  --------------------

Income (loss) before cumulative effect of change in
accounting principle...................................                       36,844              (75,670)              (25,188)

Cumulative effect of change in accounting principle....                       30,400                    --                    --
                                                                  -------------------   -------------------  --------------------

Net income (loss)......................................                       $6,444             $(75,670)             $(25,188)
                                                                  ===================   ===================  ====================

Basic and diluted earnings (loss) per common share.....                       $ 0.95            $ (11.13)              $ (3.70)
                                                                  ===================   ===================  ====================

Basic and diluted earnings (loss) per common share
before cumulative effect of change in accounting
principle..............................................                       $ 5.42             $ (11.13)              $ (3.70)
                                                                  ===================   ===================  ====================

Weighted average number of shares used in computing
basic and diluted earnings (loss) per common share.....                    6,800,000             6,800,000             6,800,000


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                RETAINED
                                                        CAPITAL IN       CUMULATIVE OTHER      EARNINGS /
                                                         EXCESS OF        COMPREHENSIVE       (ACCUMULATED
                                      COMMON STOCK       PAR VALUE             LOSS             DEFICIT)             TOTAL
                                      -------------- ------------------ ------------------- -----------------    -------------
BALANCE AT JANUARY 1, 2000                  $    68        $   119,932          $    (228)       $    (632)        $ 119,140
                                      ============== ================== =================== =================    =============
Translation adjustment                           --                 --               (351)                --            (351)

Net loss for the period                          --                 --                  --          (25,188)         (25,188)
                                      -------------- ------------------ ------------------- -----------------    -------------
BALANCE AT DECEMBER 30, 2000                $    68        $   119,932          $    (579)       $  (25,820)         $ 93,601
                                      ============== ================== =================== =================    =============
Stock award                                      --                207                  --                --              207
Translation adjustment                           --                 --                (97)                --             (97)

Net loss for the period                          --                 --                  --          (75,670)         (75,670)
                                      -------------- ------------------ ------------------- -----------------    -------------
BALANCE AT DECEMBER 29, 2001                $    68        $   120,139          $    (676)      $  (101,490)         $ 18,041
                                      ============== ================== =================== =================    =============

Stock award                                      --                422                  --                --              422
Translation adjustment                           --                 --                  35                --               35
Net income for the period                        --                 --                  --             6,444            6,444
                                      -------------- ------------------ ------------------- -----------------    -------------
BALANCE AT DECEMBER 28, 2002                $    68        $   120,561          $     (641)       $  (95,046)         $ 24,942
                                      ============== ================== =================== =================    =============




The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            FISCAL YEAR
                                                                                               ENDED
                                                                 ----------------------------------------------------------------
                                                                  DECEMBER 28, 2002     DECEMBER 29, 2001    DECEMBER 30, 2000
                                                                 --------------------  -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................            $ 6,444            $ (75,670)            $ (25,188)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Cumulative effect of change in accounting principle...........             30,400                    --                    --
   Depreciation and amortization.................................              5,357                10,680                 9,052
   Amortization of reorganization value in excess of
      identifiable assets........................................                 --                 3,258                 3,258
   Loss applicable to minority interest..........................                 --                    --                  (35)
   Write-down of net book value of property, plant and equipment.                382                 2,872                    --
   Write-off of unamortized financing fees.......................                 --                 3,544                    --
   Interest rate swap............................................              (521)                   521                    --
   Deferred taxes................................................                 --                 1,652                   361
   Deferred royalty income.......................................            (4,902)                    --                    --
   Deferred other................................................               (78)                    --                    --
   Restructuring and other credits, net..........................            (1,229)                    --                    --
(Increase) decrease in:
   Accounts receivable, net......................................           (10,146)                21,142                   732
   Inventories...................................................             25,397                36,873              (15,504)
   Prepaid expenses and other current assets.....................            (1,215)                   576                 1,073
   Other assets..................................................               (14)                 (641)               (1,250)
Increase (decrease) in:
   Accounts payable, accrued expenses and other liabilities......             19,335               (3,625)                 7,234
   Interest payable..............................................           (27,780)                16,920                 7,531
   Taxes payable.................................................              (537)               (1,116)                 1,059
   Deferred royalty income.......................................             20,000                    --                    --
                                                                 --------------------  -------------------- ---------------------
Total adjustments................................................             54,449                92,656                13,511
                                                                 --------------------  -------------------- ---------------------
Net cash provided by (used in) operating activities before
   reorganization items..........................................             60,893                16,986              (11,677)
                                                                 --------------------  -------------------- ---------------------
OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:
   Payment of reorganizations costs .............................             (4,317)                   --                    --
   Interest expense not paid.....................................             29,096                    --                    --
                                                                 --------------------  -------------------- ---------------------
Net cash provided by reorganization items........................             24,779                    --                    --
                                                                 --------------------  -------------------- ---------------------
Net cash provided by (used in) operating activities..............             85,672                16,986              (11,677)
                                                                 --------------------  -------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of proceeds from sales of fixed
      assets.....................................................            (8,092)               (2,995)               (6,025)
   Minority interest purchase....................................                 --                 (126)                    --
                                                                 --------------------  -------------------- ---------------------
Net cash used in investing activities............................            (8,092)               (3,121)               (6,025)
                                                                 --------------------  -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (pay down) borrowings under Bank Revolver.................           (59,048)              (11,210)                16,814
                                                                 --------------------  -------------------- ---------------------
Net cash (used in) provided by financing activities..............           (59,048)              (11,210)                16,814
                                                                 --------------------  -------------------- ---------------------
Effect of exchange rate changes on cash and cash equivalents.....                  4                  (97)                 (351)
                                                                 --------------------  -------------------- ---------------------
Net increase (decrease) in cash and cash equivalents.............             18,536                 2,558               (1,239)
Cash and cash equivalents, at beginning of period................              6,405                 3,847                 5,086
                                                                 --------------------  -------------------- ---------------------
Cash and cash equivalents, at end of period......................            $24,941                $6,405                $3,847
                                                                 ====================  ==================== =====================


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  FISCAL YEAR
                                                                                     ENDED
                                                       ---------------------------------------------------------
                                                        DECEMBER 28, 2002   DECEMBER 29, 2001  DECEMBER 30, 2000
                                                       ---------------------------------------------------------
 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

 CASH PAID DURING THE YEAR FOR

 Interest                                                    $ 4,467            $ 9,652             $10,240
 Income taxes                                                  1,295              1,198               1,046


 NONCASH INVESTING

 Goodwill                                                         --                 --               (130)



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION:

The Consolidated Financial Statements included herein have been prepared by Kasper A.S.L., Ltd. and subsidiaries (Kasper A.S.L., Ltd. being sometimes referred to, and together with its subsidiaries collectively referred to, as the "Company" or "Kasper" as the context may require) in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended December 28, 2002 ("2002"), December 29, 2001 ("2001") and December 30, 2000 ("2000"),
each included 52 weeks.

The Consolidated Financial Statements herein presented include the operations of two related Hong Kong corporations, Asia Expert Limited ("AEL") and Tomwell Limited ("Tomwell"). These two Hong Kong corporations procure and arrange for the manufacture of apparel products in the Far East solely for the benefit of Kasper. The Consolidated Financial Statements also include the financial statements of Kasper A.S.L. Europe, Ltd., Kasper Holdings Inc., ASL Retail Outlets, Inc. ("ASL Retail"), ASL/K Licensing Corp., AKC Acquisition, Ltd. and Lion Licensing, Ltd., all of which are wholly-owned subsidiaries of the Company. Kasper Holdings Inc. owns Kasper Canada ULC and Anne Klein ULC, which together own 100% of Kasper Partnership G.P., a Canadian Partnership (70% and 30%, respectively) through which the Company conducts sales and distribution activity in Canada. Prior to October 2001, Kasper Canada ULC was a 70% owner of Kasper Partnership G.P. In October 2001 Anne Klein ULC purchased the remaining 30% from the minority owner for approximately $920,000.

The consolidated financial statements include the accounts of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2.  REORGANIZATION CASE:

On February 5, 2002 (the "Filing Date"), the Company and substantially all of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case Nos. 02-B10497, 02-B10500, and 02-B10502 through 10505 (ALG)) (the "Chapter 11 Cases"). Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. The Company's international subsidiaries were not included in the filings. The Company expects to continue to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court.

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the Citicorp DIP Credit Agreement (as defined below), its ability to generate sufficient cash flows from operations, securing post-emergence financing and the success of future operations. These conditions create substantial doubt regarding the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of a plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of December 28, 2002 are identified below:

                                                                 DECEMBER 28,
                                                                     2002
                                                                     ----
                                                                (in thousands)

          13.0% Senior Notes due 2004                               $ 110,000
          Interest accrued on above Senior Notes                       29,096
          Accounts payable                                              3,889
          Other accrued expenses                                        2,089
                                                                 ------------
          Total liabilities subject to compromise                   $ 145,074
                                                                 ============

For 2002 the Company recognized $5.2 million in reorganization charges. These amounts relate primarily to professional fees and bank fees. Interest expense, including default interest, under the Senior Notes would have amounted to $18.5 million for 2002 had it not have been for the Chapter 11 Cases.

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

A restructuring of the Company's debt, under the Plan, may result in the cancellation of indebtedness ("COD"), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be excluded from the Company's gross income in the year of the forgiveness. However, the Company will be required to reduce its basis in its tax attributes, which include net operating loss carry-forwards and general business and other credits and tax basis in its assets by an amount equal to the COD. The reduction of these tax attributes results in the Company not being able to shelter future taxable income in the amount equal to the COD.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)   BUSINESS

The Company is principally engaged in the design, manufacturing and sale of women's apparel.

(B)    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Kasper include the accounts of all majority-owned companies. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)   FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at fair value because of the short term maturity of these instruments. The Company's debt has been reflected at its book value, which does not reflect the fair value of the liability that may result from the Company's plan of reorganization if and when it is approved by the Bankruptcy Court.

(D)   USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company's assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, inventory reserves and legal and tax contingency reserves. Actual results could ultimately differ from those estimates.

(E)   REORGANIZATION VALUE

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company ceased recording amortization relating to the reorganization value in excess of identifiable assets, effective December 30, 2001. Prior to such date, reorganization value in excess of identifiable assets was being amortized using the straight-line method over 20 years. The Company, under the requirements of SFAS No. 142, reviewed this asset for impairment and determined that the asset has been impaired. See Note 6 of Notes to Consolidated Financial Statements for more information.

(F)   TRADEMARKS

In accordance with SFAS No. 142, the Company ceased recording amortization on its trademarks with indefinite lives, effective December 30, 2001. The Company, under the requirements of SFAS No. 142, continually evaluates, based upon income and/or cash flow projections and other factors as appropriate, whether events and circumstances have occurred that indicate that the remaining estimated useful life of this asset warrants revision or that the remaining balance of this asset may not be recoverable.

(G)   CASH AND CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.

(H)   CREDIT RISK

The Company has a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under such agreement, CIT purchases substantialy all domestic receivables from the Company and remits the funds to the Company when collected. Any amounts unpaid after 90 days are guaranteed to be paid to the Company by CIT. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements that are not purchased by CIT, and assessments of collectibility based on historic trends. Costs associated with allowable customer markdowns and operational charge backs, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from divisional seasonal negotiations as well as historic deduction trends and the evaluation of current market conditions.

(I)   INVENTORIES

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

(J)   PROPERTY, PLANT AND EQUIPMENT

Furniture, fixtures, equipment, software and leasehold improvements are stated at cost. Major replacements or betterments are capitalized. Maintenance and repairs are charged to earnings as incurred. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life or the life of the lease.

(K)   DERIVATIVE INSTRUMENTS

The Company has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. If certain conditions are met, whereby the derivative instrument has been designated as a fair value hedge, the derivative instrument and the hedged item are marked to fair value through earnings. If the derivative is designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is recorded in comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Accounting for qualifying hedges requires that a company must formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. For derivatives not accounted for as hedges, fair value adjustments are recorded to earnings. The impact of SFAS No. 133 does not have a material effect on the Company's consolidated financial statements.

(L) REVENUE RECOGNITION

Sales are recognized upon shipment of products to wholesale customers and, in the case of sales by Company owned retail stores, when goods are sold to retail customers. Royalty revenues are recognized when earned based upon each respective licensing agreement. Allowances for estimated uncollected accounts and discounts are provided when sales are recorded.

(M)   ADVERTISING

Costs associated with advertising campaigns are expensed during the period when the advertising takes place, and are included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses. Costs associated with cooperative advertising programs under which the Company, at its discretion, agrees to share costs, under negotiated contracts, of customers' advertising and promotional expenditures, are expensed when the related revenues are recognized. Beginning in 2002, these costs have been recorded as a reduction of net sales. Prior to 2002, these expenses are included in the accompanying Consolidated Statements of Operations in selling, general and administrative expenses. Total advertising expenses were $5.1 million in 2002, $5.3 million in 2001 and $7.9 million in 2000.

(N) SHIPPING AND HANDLING

The costs associated with shipping goods to customers are recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. In fiscal years 2002, 2001 and 2000 shipping and handling costs were $1.7 million, $1.6 million and $1.7 million, respectively.

(O)   INCOME TAXES

Deferred income taxes are recorded at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. When recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

(P) STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB No. 25"). Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

Had compensation cost for these plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          Fiscal Year           Fiscal Year          Fiscal Year
                                                        Ended December         Ended December       Ended December
                                                           28, 2002               29, 2001            30, 2000
                                                      ------------------     ------------------    ----------------
                                                                 (in thousands except per share amounts)

Net income (loss) as reported                               $ 6,444              $ (75,670)             $ (25,188)
Less:
    Stock based employee compensation expense
    determined under the fair value
    method, net of related tax effect                            --                      52                    159

Net income (loss) as adjusted                                 6,444                (75,722)               (25,347)

Basic and diluted EPS as reported                              0.95                 (11.13)                 (3.70)
Basic and diluted EPS as adjusted                              0.95                 (11.14)                 (3.73)


(Q)   EARNINGS PER COMMON SHARE

Basic and Fully Diluted Earnings Per Common Share ("EPS") are computed under the provisions of SFAS No. 128, "Earnings Per Share". Under this standard, Basic
EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. For 2002, 2001 and 2000, options outstanding during the period using the treasury stock method were excluded from the net income (loss) per share computation of diluted earnings per share, as they were antidilutive.

(R) FOREIGN CURRENCY TRANSLATION

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

(S) RECLASSIFICATION

Certain amounts reflected in 2001 and 2000 financial statements have been reclassified to conform to the presentation of similar items in 2002.

(T) NEW ACCOUNTING STANDARDS

In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-9, "Accounting for Consideration Given to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus only impacted revenue and expense classifications and did not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting beginning with fiscal 2002 and the impact of this required accounting does not have a material impact on the revenue and expense classifications in the Company's Consolidated Statements of Operations.

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 for fiscal year 2002, the impact of which did not have a significant effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued after May 15, 2002. The Company adopted the provisions of SFAS No. 145 upon its effective date, the impact of which did not have a significant effect on the Company's results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 28, 2002.

NOTE 4.  INVENTORIES:

Inventories consist of the following:

                            December 28,          December 29,
                                 2002                2001
                            ------------          ------------
                                      (in thousands)

Raw materials                   $  6,482             $ 10,371
Finished goods                    41,820               63,328
                            ------------          ------------
     Total inventories          $ 48,302             $ 73,699
                            ============          ============

In connection with the Company's restructuring efforts and management's focus on improving operational efficiency and cash flow, during 2001, management reassessed the value of its inventories. During the third and fourth quarters of 2001, the Company recorded inventory reserves aggregating approximately $17.7 million, to reflect at net realizable value, the merchandise that the Company expected to sell off-price in the case of finished goods, along with the acceleration of the expected liquidation of raw materials. During 2002, the Company recorded a change in estimate and reversed $3.7 million, in aggregate, of these reserves. See Note 17 of Notes to Consolidated Financial Statements for more information.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                         December 28, December 29,   Estimated
                                             2002        2001       Useful Lives
                                         ------------  -----------  ------------
                                              (in thousands)

 Machinery, equipment and fixtures         $ 25,871      $18,892     3-10 years

 Leasehold improvements                      15,089       12,124   Life of lease

 Construction in progress                       251        1,059         N/A
                                         ------------  -----------
 Property, plant and equipment, at cost      41,211       32,075

 Less: Accumulated depreciation and
 amortization                               (21,538)    (16,438)
                                         ------------  -----------
    Total property, plant and equipment,
    net                                     $ 19,673     $15,637
                                         ============  ===========

NOTE 6. REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning December 30, 2001. Application of the non-amortization provisions of SFAS No. 142 resulted in a reduction of amortization expense of approximately $6.8 million in 2002. Such amortization expense totaled $7.3 and $6.8 million in 2001 and 2000, respectively. SFAS No., 142 requires that the

Company's Reorganization Value in Excess of Identifiable Assets (the "Reorganization Asset") and other indefinitely lived intangible assets (collectively, the "Intangibles") be tested for impairment using the two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. As of the date the Company adopted SFAS No. 142, the Company was experiencing substantial operating losses; highly leveraged; unable to make its semi-annual interest payments on its Senior Notes; undergoing a corporate restructuring of which success was uncertain; had diminimus market capitalization and; on the verge of filing bankruptcy. These circumstances led to a significant diminution of the Company's fair vale and the failure of step one of SFAS No. 142. Based on the evaluation, along with continuing difficulties being experienced in the industry, the Company recorded a non-cash charge of $30.4 million to reduce the carrying value of the Reorganization Asset to the estimated fair value. This non-cash charge is reported as a cumulative effect of an accounting change in the accompanying statement of operations. The Company utilized the discounted cash flow methodology to estimate fair value. The evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicated that the implied Reorganization Asset of the Kasper Wholesale segment was $30.4 million less than its carrying value. If the Intangibles had not been amortized in 2001 and 2000, the Company's adjusted net income (loss) and earnings (loss) per share would have been as follows:

                                                                                Fiscal Year
                                                             ---------------------------------------------------
                                                                  2002               2001              2000
                                                             ---------------     -------------     -------------
                                                                                 (in thousands)
Reported net income (loss)                                          $36,844         $(75,670)         $(25,188)
Amortization of Intangibles                                             ---             7,295            6,774
                                                             ---------------     -------------     -------------

Adjusted net income (loss) before cumulative effect
   of accounting change                                              36,844           (68,375)         (18,414)
Cumulative effect of accounting change                             ( 30,400)              ---              ---
                                                             ---------------     -------------     -------------

Adjusted net income (loss)                                           $6,444         $(68,375)         $(18,414)
                                                             ===============     =============     =============

Diluted earnings per common share:
Reported income (loss) before cumulative effect of
   accounting change                                                  $5.42          $(11.13)          $ (3.70)
Intangibles amortization, net of tax                                    ---             1.07              0.99
Cumulative effect of accounting change                               (4.47)             ---               ---
                                                             ---------------     -------------     -------------
Adjusted net income (loss)                                            $0.95          $(10.06)           $(2.71)
                                                             ===============     =============     =============


NOTE 7.  DEBT:

CREDIT FACILITY -

On July 9, 1999, the Company entered into a credit facility with a bank group led by Chase (the "Chase Facility") in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). On the Filing Date, the Company obtained a $35 million DIP Revolving Credit Agreement from its existing bank group (the "Chase DIP"). The Chase DIP also provided for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. On July 12, 2002, the Chase DIP was amended to convert the tem loan to a revolving credit agreement.

The Chase DIP provided, among other things, for the maintenance of certain financial ratios and covenants, and set limits on capital expenditures and dividends to shareholders. The Chase DIP was scheduled to expire on February 5, 2003. Availability under the Chase DIP was limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowings was determined based on stated margins above the prime rate at Chase, which on December 28, 2002, was 2.0% above the prime rate. For fiscal 2002, the weighted average interest rate on the Chase Facility and Chase DIP was 6.67%.

The Company paid approximately $2.4 million in commitment and related fees in connection with the Chase Facility in July 1999, along with $875,000 and $675,000 in connection with amendments on November 20, 2000 and June 19, 2001, respectively. These fees were capitalized and amortized as interest and financing costs over the remaining life of the Chase Facility. As a result of the Chapter 11 Cases, the Company determined that the value of these capitalized bank fees had been impaired. Accordingly, at the end of 2001, the Company wrote off the unamortized bank fees totaling approximately $2.4 million. In connection with the Chase DIP, the Company paid $875,000 in facility, advisory and structuring fees, along with an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000. These fees were expensed as incurred and included as part of reorganization costs. In connection with the July 12, 2002 amendment, the Company paid $100,000 in bank fees, which were capitalized and amortized over the remaining life of the Chase DIP, totaling $85,000 in 2002.

As of December 28, 2002, there were no direct borrowings and $38.1 million outstanding in letters of credit under the Chase DIP. In addition to $24.9 million of unrestricted cash and cash equivalents on hand, the Company had approximately $34.9 million available for future borrowings as of December 28, 2002.

On January 30, 2003, the Company obtained a $100 million debtor-in-possession financing facility (the "Citicorp DIP Credit Agreement") from its new bank group led by Citicorp USA, Inc. ("Citicorp"). The Citicorp DIP Credit Agreement replaced the Chase DIP and permits up to $60.0 million available for issuance of letters of credit, of which $15.0 million will be available for stand-by letters of credit and up to $10.0 million for discretionary swing loans.

The Citicorp DIP Credit Agreement provides, among other things, for the maintenance of certain financial ratios and covenants, and set limits on capital expenditures and dividends to shareholders. The Citicorp DIP Credit Agreement, has a term ending on the earliest to occur of (i) the six month anniversary of the closing date, (ii) the effective date of the Plan, or (iii) the occurrence of an Event of Default. Availability under the Citicorp DIP Credit Agreement is limited to a borrowing base calculated upon eligible accounts receivable, eligible inventory, eligible documentary letters of credit and trademarks, in each case, less appropriate reserves. Interest on outstanding borrowings is determined based on stated margins above the Base Rate Loans and Eurodollar Rate Loans maintained by Citicorp on the terms and subject to the conditions of the agreement.

The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement which allowed the DIP portion of the credit agreement to be extended to December 31, 2003, as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment.

SENIOR NOTES -

Pursuant to the Leslie Fay (the Company's parent prior to its spin-off in 1997) reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest was payable semi-annually on March 31 and September 30. Interest relating the Senior Notes totaled $1.7 million for fiscal 2002 and $16.4 million for fiscal 2001, including $300,000 and $2.1 million in default interest, respectively. At December 28, 2002, the Senior Notes and related unpaid interest have been classified as liabilities subject to compromise.

As a result of certain amendments to the Senior Notes, in July 1999, the Company paid to each registered note holder, $0.02 in cash for each $1.00 in principal amount of Senior Notes held by such registered holder, totaling $2.2 million (the "Consent Fee"). The Consent Fee was being amortized over the remaining life of the Senior Notes and was included in interest and financing costs. As a result of the Chapter 11 Cases, the Company determined that the value of the capitalized Consent Fee was impaired. Accordingly, at the end of 2001, the Company wrote off approximately $1.1 million in unamortized Consent Fees.

NOTE 8.  DEFERRED ROYALTY INCOME

In connection with the renewal of a licensing agreement, on March 12, 2002 the Company received a prepayment of royalties of $20.0 million from one of its licensees. The royalty prepayment is non-refundable and is to be applied to guaranteed minimum royalty payments and excess royalties due through the term of the contract, which expires in 2006. The payment has been recorded as deferred royalty income and income will be recognized as earned based upon actual sales information provided by the licensee. As of December 28, 2002, $4.9 million had been recognized as royalty income.

NOTE 9.  DEFERRED OTHER

By an agreement dated as of August 1, 2002, AEL granted to Broadway Industry & Commerce Development Co. Ltd. ("Broadway"), the exclusive right to act as its buying agent for sportswear in specified countries in Asia and the Middle East, through December 31, 2007 (the "Broadway Agreement"). In consideration of such exclusive rights, Broadway paid AEL $1.0 million on December 2, 2002, and is obligated to make a second payment of $1.0 million at such point as the aggregate of all orders placed by Broadway on behalf of AEL reaches $32.0 million. AEL has the right at any time to terminate the term upon a change of control of AEL or if AEL determines that Broadway is not rendering effective services. However, if AEL makes such election, it is obligated to repay to Broadway an amount equal to the amount paid by Broadway for its exclusive rights, plus additional compensation for early termination. By a letter agreement dated October 23, 2002 (and authorized by the Bankruptcy Court on November 26, 2002), the Company and the parent company of Broadway provided mutual guarantees of their respective subsidiaries' obligations under the Broadway Agreement. As of December 28, 2002, $78,000 had been recognized as other income, reducing selling, general and administrative expenses.

NOTE 10.  RESTRUCTURING AND OTHER CHARGES (CREDITS)

In the fourth quarter of 2000, the Company began preparations for its bankruptcy filing, and in doing so, incurred various consulting, legal and other fees related to such filing. These fees, along with other charges taken to exit certain retail store leases and certain office space prior to the Filing Date, have been classified as restructuring and other charges on the accompanying Consolidated Statements of Operations. For 2002, the Company recognized a net restructuring and other credit of $2.5 million. This credit resulted from the reevaluation of the decision to exit certain retail store leases and certain office space for which the Company reversed a charge of $3.1 million, partially offset by $603,000 of restructuring and other charges related primarily to professional fees. For 2001 and 2000, the Company recognized restructuring and other charges of $9.2 million and $2.3 million, respectively. These amounts relate to professional fees, estimated lease contract termination costs, asset write-downs and severance costs.

                                                                               Estimated occupancy costs,
                                                                                   severance and asset
                                                                                       write-downs
                                                            Professional Fees          (reversals)              Total
                                                            -----------------------------------------------------------------
                                                                                       (in thousands)
     2000 restructuring and other charges                        $ 1,244                 $ 1,100                $ 2,344
     2000 payments/write-downs                                    (1,244)                 (1,100)                (2,344)
                                                                 --------                --------               -------
Balance at December 30, 2000                                         ---                    ---                     ---

     2001 restructuring and other charges                          4,297                   4,904                  9,201
     2001 payments/write-downs                                    (4,196)                 (1,802)                (5,998)
                                                                 --------                --------               -------
Balance at December 29, 2001                                      $  101                  $3,102                $ 3,203
                                                                 --------                --------               -------
     2002 restructuring and other charges (credits)                  603                  (3,098)                (2,495)
     2002 (payments) reversals                                      (704)                    956                    252
                                                                 --------                --------               -------
Balance at December 28, 2002                                     $   ---                   $ 960                  $ 960
                                                                 ========                ========               =======

NOTE 11.  INCOME TAXES:

As of December 28, 2002, December 29, 2001 and December 30, 2000, the provision for income taxes consisted of:

                                                               December 28,         December 29,         December 30,
                                                                  2002                 2001                 2000
                                                               ------------         ------------         ------------
                                                                                   (in thousands)
           Current:
                  Federal                                          $ 2,156              $ (602)                $   6
                  State                                              3,096                (197)                  121
                  Foreign                                            4,997                 897                 1,401
                                                               ------------         ------------         ------------
            Total Current:                                        $ 10,249               $  98               $ 1,528
                                                               ------------         ------------         ------------
           Deferred:
                  Federal                                            ---                 1,652                ---
                  State                                              ---                   ---                ---
                                                               ------------         ------------         ------------
           Income tax provision                                   $ 10,249             $  1,750            $   1,528
                                                               ============         ============         ============

The Company's federal tax returns for the 1997 through 2000 tax years are under examination by the Internal Revenue Service. As of December 28, 2002, the outcome of this audit was uncertain; however, the Company believes it has adequately provided against any exposure, in the unlikely event the Company fails to meet its burden of proof under the examination. See Note 12 of Notes to Consolidated Financial Statements for further information. For the tax year ended December 28, 2002, the Company utilized approximately $35.0 million in net operating loss carryforwards against fiscal 2002 taxable income. Current state tax expense includes approximately $1.6 million relating to income tax liabilities in New Jersey and California as a result of the suspension of net operating loss carryforwards by those states for the 2002 tax year.

The Company is in an accumulated loss position for both financial reporting and income tax purposes. For the years ended December 28, 2002 and December 29, 2001, the Company had net operating loss carryforwards of approximately $39.0 and $74.0 million, respectively. For financial reporting purposes, the tax benefit of the Company's net operating loss carryforwards and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income.

Deferred tax (assets) liabilities are comprised of the following:


                                              December 28,         December 29,
                                                 2002                 2001
                                              ------------         ------------
                                                         (in thousands)
   Deferred tax assets
      Accounts receivable reserve                $(7,062)            $ (14,191)
      Inventory, net                                (445)               (4,280)
      Net operating loss                         (13,274)              (23,814)
      Depreciation/Amortization                   (2,093)                 ---
      Deferred revenue                            (5,133)                 ---
       Other accruals                             (2,022)               (4,458)
                                              ------------         ------------
     Total deferred tax assets                   (30,029)              (46,743)
                                              ------------         ------------
     Deferred tax liabilities
        Amortization                                 ---                 5,499
                                              ------------         ------------
    Total deferred tax liabilities                   ---                 5,499
                                              ------------         ------------
    Valuation allowance                             30,029              41,244
                                              ------------         ------------
    Net deferred tax assets                        $ ---              $    ---
                                              ============          ===========


For the fiscal year ended December 28, 2002, the difference between the Company's federal statutory tax rate of 34%, as well as its state and local taxes, net of federal tax benefit, when compared to its effective tax rate is principally comprised of a valuation allowance, provision of taxes related to potential identified exposures and foreign taxes. The difference between the Company's effective income tax rate and the statutory federal income tax rate for fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, is as follows:

                                                       Fiscal Year                Fiscal Year                Fiscal Year
                                                          Ended                      Ended                      Ended
                                                    December 28, 2002           December 29, 2001          December 30, 2000
                                                    -----------------           -----------------          -----------------
                                                                         (in thousands, except percentages)
    Income tax provision                                  $   10,249                  $    1,750                 $    1,528
                                                    -----------------           -----------------          -----------------
    Income (loss) before taxes and effect
    of cumulative change in accounting principle          $   47,093                  $  (73,920)                $  (23,660)
                                                    -----------------           -----------------          -----------------

    Federal statutory rate                                    34.0%                      ( 34.0)%                     (34.0)%
    Valuation allowance                                      (23.8)                        34.0                        34.0
    Foreign taxes (net)                                       10.6                          1.2                         5.9
    Net state tax                                              4.3                         (0.3)                        0.5
    Other                                                     (3.3)                         1.5                         ---
                                                    -----------------           -----------------          -----------------
      Effective tax rate                                      21.8 %                     2.4  %                      6.4 %
                                                    =================           =================          =================


NOTE 12.  COMMITMENTS AND CONTINGENCIES:

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

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") for the tax years ended 1997, 1998, 1999, and 2000. The IRS has issued a proposed adjustment, which would result in additional income taxes in prior years resulting in a reduction in net operating loss carryforwards, which were approximately $39.0 million and $74.0 million at December 28, 2002 and December 29, 2001, respectively, the write-down of certain tax assets and the payment of interest. The proposed adjustment would disallow deductions amounting to approximately $26.7 million in the 1997 through 2000 fiscal years. The Company is vigorously contesting the proposed adjustment. In connection with the proposed adjustment, on August 7, 2002 the IRS filed proof of claim in the Bankruptcy Cases in the amount of approximately $4.7 million (the "IRS Claim"), on the basis that the Debtors improperly made amortization deductions during the years 1997 through 1999. The IRS Claim seeks priority under section 507(a)(8) of the Bankruptcy Code. On November 22, 2002, the Debtors filed an Objection to the IRS Claim pursuant to section 505 of the Bankruptcy Code, by which they requested the Court to disallow the IRS Claim in its entirety based on a determination of federal income tax liability pursuant to section 505(a)(1) of the Bankruptcy Code. The Debtors assert that the tax returns and the deductions claimed therein were proper and correct and, therefore, they are not liable for any additional taxes over and above those reported in the consolidated annual tax returns. Unless the parties are able to agree on a resolution of the dispute, the issues are expected to be decided by the Bankruptcy Court within the next 6 months, and no assurance can be given as to the outcome of the dispute.

On January 11, 2002, counsel for Arthur S. Levine sent a letter to the Company alleging that the Company is obligated, under the terms of Mr. Levine's employment contract as the former Chairman and Chief Executive Officer of the Company, to pay severance and related costs. Mr. Levine asserted claims in the Chapter 11 Cases totaling approximately $1.3 million. On November 4, 2002, the Company entered into a settlement agreement with Mr. Levine, subsequently approved by the Bankruptcy Court, pursuant to which, inter alia, the Company paid Mr. Levine $199,999 and Mr. Levine withdrew all claims in the Chapter 11 Cases. Accordingly, the Company reversed this accrual in the fourth quarter 2002 by $1.1 million.

Apart from the proceedings in the Bankruptcy Court, the Company is not involved in any legal proceedings of significance.

EMPLOYMENT AGREEMENTS -

The Company and Mr. Idol are parties to an employment agreement dated July 18, 2001 (the "Idol Employment Agreement"), which provides for his employment as the Chairman of the Board of Directors and Chief Executive Officer of the Company through July 18, 2005. The agreement provides for a base salary of $1.0 million per annum, subject to annual review. Subject to a minimum bonus in 2002 of $750,000, the agreement provides for a bonus in each year equal to the sum of
(i) fifty percent (50%) of the then current salary rate, if the Company achieves any pre-tax income for such fiscal year, and (ii) five percent (5%) of pre-tax income for such fiscal year between $10 million and $20 million, and (iii) two and one-half percent (2-1/2%) of pre-tax income for such fiscal year in excess of $20 million (up to a maximum of $500,000), up to a bonus cap of $1.5 million. In addition, pursuant to the agreement the Company issued to Mr. Idol an unsecured promissory note in the principal amount of $1.0 million, payable, with interest accruing at 9% per annum, on July 18, 2004 (the "Note").

Pursuant to an amendment to the Idol Employment agreement dated October 31, 2002 (the "Amendment"), upon the effective date of a plan of reorganization with respect to the Company approved by the Bankruptcy Court (the "Effective Date"), the Company is obligated to issue to Mr. Idol restricted shares of its common stock (i) having a value of $1.0 million in full satisfaction of the Note and
(ii) having a value of two and one-half percent (2-1/2%) of the number of shares issued under the Plan of reorganization, based on the value ascribed to shares of the common stock of the Company for purposes of issuing and distributing its common stock on the Effective Date pursuant to the Plan (the "Ascribed Value"). One-half (50%) of the restricted shares shall vest (meaning that they shall become transferable) on the second anniversary of the Effective Date and twenty-five percent (25%) shall vest on each of the third and fourth anniversaries of the Effective Date; provided in each case, that, at least once during the period on and after the Effective Date, for a period of twenty (20) consecutive trading days, the closing sales price of a share of such stock is at least one hundred and fifty percent (150%) of the Ascribed Value. Any restricted shares that are not vested shall become vested on the date of Mr. Idol's death, Total Disability, termination without Cause or resignation for Good Reason, or upon a Change in Control of the Company (as all such terms are defined in the Idol Employment Agreement), or on the tenth (10th) anniversary of the date the shares are issued.

The Company is also obligated to grant to Mr. Idol on the Effective Date options to purchase shares of the Company's common stock (on a fully diluted basis) equal to two and one-half percent (2-1/2%) of the total number of shares issued under the Plan. The per share exercise price under the options shall be an amount equal to $80 million divided by the total number of shares issued under the Plan. The options shall vest ratably on each of first four anniversaries of the Effective Date, provided that (A) (i) Mr. Idol is employed on such date and
(ii) at least once during the period on and after the Effective Date, for a period of twenty (20) consecutive trading days, the closing sales price of a share of such stock is at least one hundred and fifty percent (150%) of the Ascribed Value, and (B) if earlier, the options shall fully vest on the date of Mr. Idol's death, Total Disability, termination of employment without Cause or resignation for Good Reason or upon a Change of Control or on the tenth anniversary of the date the options are issued. The non-vested portion of the options shall be cancelled upon termination for Cause or resignation for Good Reason. All outstanding options (including vested options) shall terminate on the first anniversary of Mr. Idol's death or Total Disability or on the 90th day following any other termination of employment.

In addition, in the event of a transaction which results in a Change of Control before the restricted stock and stock options are issued, on the date of such Change of Control, Mr. Idol is entitled to (in lieu of the restricted stock and stock options): (i) a lump sum payment equal to one million dollars ($1,000,000) plus accrued interest in cash (in full satisfaction of the Note), plus (ii) an amount equal to two and one-half percent (2 1/2%) of the aggregate amount which, by virtue of such transaction, will be available for distribution under the Plan in satisfaction of all senior notes claims, general unsecured claims and convenience claims (the "Distributable Amount"), plus (iii) an amount equal to two and one-half percent (2 1/2%) of the amount by which the Distributable Amount exceeds eighty million dollars ($80,000,000).

The Company has entered into employment agreements with certain executive officers (including that described above), which provide for minimum annual compensation of approximately $2.2 million through December 2003 and approximately $2.7 million through 2005. The agreements also provide for bonus payments upon the attainment of certain targets as provided in the applicable agreements.

LEASES -

The Company rents real and personal property under leases expiring at various dates through 2012. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses.

Minimum annual rental commitments under leases in effect at December 28, 2002 are summarized as follows:
                                                                Equipment
Fiscal Year Ended                      Real Estate               & Other
---------------------------------- --------------------     -------------------
                                                 (in thousands)

2003                                          $ 10,853                   $ 120
2004                                            10,219                     112
2005                                             9,562                      15
2006                                             9,237                      --
2007                                             7,028                      --
Thereafter                                      24,843                      --
                                   --------------------     -------------------
Total minimum lease payments                  $ 71,742                   $ 247
                                   ====================     ===================

Base rent expense for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, amounted to approximately $11.1 million, $13.1 million and $11.9 million, respectively.

As discussed in Note 10 of Notes to Consolidated Financial Statements, the Company recorded a charge in 2001, which included approximately $2.7 million for cost associated with exiting leased properties. As a result of the Chapter 11 filing on February 5, 2002, management calculated this reserve amount using the parameters prescribed by the Bankruptcy Court guidelines with respect to lease rejections. During 2002, the Company reevaluated its decision to exit certain retail stores and office space and as a result, recognized a credit of $1.4 million relating to lease costs.

CONCENTRATIONS OF CREDIT RISK -

Financial instruments that potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region within the United States, but are concentrated in the retail apparel business. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, sales to the same three customers accounted for approximately 20%, 20% and 16%, 21%, 16% and 17%, 21%, 16% and 15%, respectively.

NOTE 13.  SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, the Company operates 69 retail stores throughout the United States along with one full price Anne Klein retail store in New York City, as another distribution channel for its products. The Company also considers Licensing to be a reportable segment. For the purposes of decision-making and assessing performance, the Company includes the operations of AEL in its wholesale segment. International operations are not significant for segment reporting and have been included in the wholesale segment.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization, reorganization, restructuring and other charges and cumulative effect of change in accounting principle ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:



FISCAL YEAR ENDED DECEMBER 28, 2002
                                              WHOLESALE           RETAIL              LICENSING          CONSOLIDATED
                                          ------------------ ------------------  -----------------------------------------
                                                                          (in thousands)
Revenues                                           $298,491            $59,546                $17,719           $375,756
EBITDAR                                              39,677              7,569                 14,723             61,969
Restructuring and other credits                                                                                  (2,495)
Depreciation and amortization                                                                                      5,357
                                                                                                      -------------------
Operating income                                                                                                 $59,107

Total Assets                                       $124,915             $8,762               $103,162           $236,839
Capital Expenditures                                  7,280                843                     --              8,123



FISCAL YEAR ENDED DECEMBER 29, 2001
                                                 WHOLESALE           RETAIL              LICENSING          CONSOLIDATED
                                             ------------------ ------------------  -----------------------------------------
                                                                             (in thousands)

Revenues                                             $ 296,492           $ 72,101               $ 15,268          $ 383,861
EBITDAR                                               (35,175)                971                 14,336           (19,868)
Restructuring and other charges                                                                                       9,201
Depreciation and amortization                                                                                        13,550
                                                                                                         -------------------
Operating loss                                                                                                   $ (42,619)

Total Assets                                         $ 143,211            $12,317              $ 103,162          $ 258,690
Capital Expenditures                                     2,137                858                     --              2,995


FISCAL YEAR ENDED DECEMBER 30, 2000
                                                 WHOLESALE           RETAIL              LICENSING          CONSOLIDATED
                                             ------------------ ------------------  -----------------------------------------
                                                                             (in thousands)

Revenues                                              $325,593            $75,204                $14,908           $415,705
EBITDAR                                                  2,023                481                 13,101             15,605
Restructuring and other charges                                                                                       2,344
Depreciation and amortization                                                                                        11,345
                                                                                                         -------------------
Operating income                                                                                                   $  1,916

Total Assets                                         $ 210,902            $19,785              $ 106,430          $ 337,117
Capital Expenditures                                     4,170              1,855                     --              6,025


NOTE 14.  RETIREMENT PLANS:

DEFINED CONTRIBUTION PLAN

Kasper established a 401(k) Savings Plan for its employees on June 4, 1997. It is open to employees over the age of 21, who have completed at least six consecutive months of service. The Company makes a discretionary matching contribution up to a percentage of employee contributions. Total contributions to the plan may not exceed the amount permitted pursuant to the Internal Revenue Code. Contributions to the plan for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 were approximately $220,000, $206,000 and $400,000, respectively. The Company did not make discretionary matching contributions during the first quarter of 2001, and reduced the amount of the matching contribution beginning in the second quarter of 2001, accounting for the decrease from 2000.

MULTI-EMPLOYER BENEFIT PLAN

Certain union employees of the Company participate in a union sponsored, collectively bargained multi-employer pension plan. This plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company has no present intention of withdrawing from this plan, nor has the Company been informed that there is any intention to terminate such plan. The Company funded approximately $1.3 million, $2.2 million and $2.5 million to the plan in 2002, 2001 and 2000, respectively.

NOTE 15.  STOCK OPTION PLANS:

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

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN -

On June 10, 1997, the Board of Directors approved the grant of stock options ("Director Options") to purchase 20,000 shares of Common Stock to each of its then, five non-employee directors for a total of 100,000 options. Each option had an exercise price of $14.00 per share and vested ratably over the first three anniversaries following the date of grant. The Director Options expired on the fifth anniversary of the date of grant. Director Options are not transferable by the optionee other than by will or the laws of descent and distribution or to facilitate estate planning, and each option is exercisable during the lifetime of the optionee only by such optionee. At the date of issuance, the fair market value per share was $15.50.

On July 30, 1998, the Board of Directors approved the grant of stock options to purchase 20,000 shares of Common Stock to each of its two newly elected directors under the same terms of the Director Options granted on June 10, 1997. In addition, the Director Options granted to the two outgoing directors became fully vested as of that date. The market value per share on July 30, 1998 was $13.00. Effective December 28, 2002, all outstanding stock options were voluntarily cancelled pursuant to an agreement between the Company and the option holders.

The Company has elected to account for its stock based compensation awards to employees and directors under the accounting prescribed by APB No. 25, under which no compensation cost has been recognized.

The option price under the Management Plan exceeded the stock's market price on the date of grant. The option price under the Director Options granted on June 4, 1997 was less than the stock's market price on the date of grant. The option price under the Director Options granted on July 30, 1998 was greater than the stock's market price on the date of grant. A summary of the status of the Company's two stock plans at December 28, 2002, December 29, 2001 and December 30, 2000 and changes during the years then ended are presented in the table and narrative below:


                                        Fiscal Year Ended                 Fiscal Year Ended                 Fiscal Year Ended
                                        December 28, 2002                 December 29, 2001                 December 30, 2000
                                   -------------------------------  -------------------------------   ------------------------------
                                    Shares           Weighted        Shares           Weighted         Shares          Weighted
                                     (000)        Average Exercise    (000)        Average Exercise     (000)           Average
                                                       Price                            Price                        Exercise Price
                                   ---------     -----------------  ---------     -----------------   ---------    -----------------
Outstanding beginning of year           140           $ 14               182            $ 14               182           $ 14
Granted                                  --             --                --              --                --             --

Exercised                                --             --                --              --                --             --
Cancelled                                40             --                --              --                --             --
Expired                                 100             14                42              14                --             --
                                   ---------     -----------------  ---------     -----------------   ---------    -----------------
Outstanding end of year                  --           $ --               140           $  14               182           $ 14
                                   ---------     -----------------  ---------     -----------------   ---------    -----------------
Exercisable end of year                  --           $ --               140           $  14               169           $ 14
Weighted average of fair
   value of options granted                           $ --                            $ 7.23                           $ 6.79


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: risk-free interest rate of 5.8% for the Management Plan and 6.4% and 5.6% for the Director Options;

expected stock price volatility of 43% for all years for both the Management Plan and the Director Plan; and expected dividend yield of 0% and expected lives of 5 years for both plans.

NOTE 16.  UNAUDITED QUARTERLY RESULTS:

Unaudited quarterly financial information for 2002 and 2001 is set forth as follows:

                                               FIRST QUARTER
                2002                            (RESTATED)         SECOND QUARTER       THIRD QUARTER       FOURTH QUARTER
------------------------------------         ----------------     ---------------     ----------------     ----------------
                                                                  (in thousands except per share data)
Net sales                                        $ 113,616            $ 67,774             $ 97,786             $ 78,861
Gross profit                                        40,463              35,121               43,502               33,767
Net (loss) income                                 (24,742)               5,994                9,971               15,221
Net (loss) income per share                         (3.64)                0.88                 1.47                 2.24


                2001                           FIRST QUARTER       SECOND QUARTER       THIRD QUARTER       FOURTH QUARTER
------------------------------------         ----------------     ---------------     ----------------     ----------------
                                                                  (in thousands except per share data)

Net sales                                        $ 122,681            $ 75,514             $102,928              $67,470
Gross profit                                        36,812              22,606               13,033               11,688
Net loss                                             (717)            (13,881)             (25,322)             (35,750)
Net loss per share                                  (0.11)              (2.04)               (3.72)               (5.26)


The first quarter 2002 was restated as a result of the Company's adoption of SFAS No. 142 and reflects the non-cash charge of $30.4 million to reduce the carrying value of the Reorganization Asset to its estimated fair value. See Note 6 of Notes to Consolidated Financial Statements for further information. The Company incurred a significantly larger net loss in the third and fourth quarters of 2001 than in 2002, excluding the cumulative effect of change in accounting principle as it continued its restructuring plan. The Company experienced a significant increase in gross profit in 2002 as a result of (i) a higher level of promotional allowances especially in light of the weak retail environment; and (ii) a substantial write-down of raw material inventories in conjunction with a planned strategic change in the garment procurement process, both of which occurred in 2001. The Company also had higher restructuring and other charges and interest costs from multiple bank amendments, higher borrowings, professional fees and the write-off of deferred financing costs in 2001.

NOTE 17.  CHANGE IN ESTIMATE:

During the second quarter of 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin in 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin in 2002.

During the first half of 2002, the Company utilized in its production process certain raw materials that, as part of the Company's normal valuation process, had been reserved as of December 29, 2001. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.7 million in 2002.

NOTE 18.  SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION:

The following presents the condensed financial statements of the Company and its subsidiaries, as of and for the year ending December 28, 2002, that filed voluntary petitions under Chapter 11:


                                                                                 Entities in
CONDENSED BALANCE SHEET                                                          Bankruptcy
---------------------------------------------------------------------        -------------------
                                                                                (in thousands)
                                ASSETS
Current Assets:
  Cash                                                                                   $22,896
  Accounts receivable, net                                                                12,709
  Inventories, net                                                                        46,726
  Prepaid expenses and other current assets                                                4,701
                                                                             -------------------
Total Current Assets                                                                      87,032
                                                                             -------------------
Property, plant and equipment, net                                                        18,064
Intangibles and other assets, net                                                        123,020
Investment in subsidiaries                                                                47,796
                                                                             -------------------
Total Assets                                                                           $ 275,912
                                                                             ===================
                        LIABILITIES AND EQUITY

Current Liabilities:
  Accounts payable, accrued expenses and other current liabilities                       $58,228
Payable to wholly-owned entities not in bankruptcy                                        67,861
Long-term liabilities not subject to compromise                                           10,000
Liabilities subject to compromise                                                        145,074
                                                                             -------------------
Total Liabilities                                                                        281,163
Shareholders' Equity                                                                     (5,251)
                                                                             -------------------
Total Liabilities and Equity                                                           $ 275,912
                                                                             ===================


                                                                                  Entities in
CONDENSED STATEMENT OF OPERATIONS                                                  Bankruptcy
---------------------------------------------------------------------        -------------------
                                                                                (in thousands)

Total revenue                                                                          $ 368,192
Cost of sales                                                                            226,409
                                                                             -------------------
Gross profit                                                                             141,783

Selling, general and administrative expenses                                              85,319
Restructuring and other credits                                                          (2,495)
Depreciation and amortization                                                              4,676
                                                                             -------------------
Total operating expenses                                                                  87,500
                                                                             -------------------
Operating income                                                                          54,283

Interest and financing costs                                                               6,834
Reorganization costs                                                                       5,166
Income taxes                                                                               9,209
Cumulative effect of accounting change                                                    30,400
                                                                             -------------------
Net income                                                                                $2,674
                                                                             ===================



                                                                                 Entities in
CONDENSED STATEMENT OF CASH FLOWS                                                Bankruptcy
-------------------------------------------------------------------          -------------------
                                                                                (in thousands)

Cash Flows from Operating Activities                                                    $ 85,917
Cash Flows used in Investing Activities                                                  (7,060)
Cash Flows used in  Financing Activities                                                (59,048)
                                                                             -------------------
Net increase in cash and cash equivalents                                                 19,809
Cash and cash equivalents, beginning of period                                             3,087
                                                                             -------------------
Cash and cash equivalents, end of period                                                 $22,896
                                                                             ===================


SCHEDULE II
                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                Balance at         Costs (Charged
                                               Beginning of       to) Reversed from                                  Balance at
                      Description                 Period               Expense                  Deductions          End of Period
---------------------------------------- -----------------------  --------------------       -------------------    ---------------
FISCAL YEAR ENDED DECEMBER 28, 2002:

   Allowance for doubtful accounts                     $ (292)                $ (11)                       ---            $ (303)

   Allowance for customer deductions                  (38,797)              (62,611)                    55,448           (31,634)

   Restructuring and other charges                     (3,203)                 2,495                     (252)              (960)

   Taxation valuation allowance                       (41,244)                   ---                    11,215           (30,029)

FISCAL YEAR ENDED DECEMBER 29, 2001:

   Allowance for doubtful accounts                     $ (192)               $ (123)                     $  23            $ (292)

   Allowance for customer deductions                  (23,560)              (97,064)                   112,301           (38,797)

   Restructuring and other charges                         ---               (9,201)                     5,998            (3,203)

   Taxation valuation allowance                        (9,028)              (32,216) (1)                   ---           (41,244)

FISCAL YEAR ENDED DECEMBER 30, 2000:

   Allowance for doubtful accounts                      $(201)               $ (112)                     $ 121            $ (192)

   Allowance for customer deductions                  (16,007)              (74,955)                    82,508           (23,560)

   Restructuring and other charges                         ---               (2,344)                     2,334                ---

   Taxation valuation allowance                            ---               (9,028)                       ---            (9,028)



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

                                      KASPER A.S.L., LTD.
                                      (Registrant)

                                      By:  /s/ John D. Idol
                                           -------------------------------------
                                            John D. Idol
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated:   April 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 SIGNATURE                      TITLE                                   DATE
                 ---------                      -----                                   ----

/s/ John D. Idol
----------------------------------------
John D. Idol                             Chairman of the Board and                   April 14, 2003
                                         Chief Executive Officer
                                         (Principal Executive Officer)

 /s/ Joseph B. Parsons
----------------------------------------
Joseph B. Parsons                        Executive Vice President,   Chief            April 14, 2003
                                         Financial Officer and
                                         Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


/s/ Martin Bloom
----------------------------------------
Martin Bloom                             Director                                     April 14, 2003


/s/ H. Sean Mathis
----------------------------------------
H. Sean Mathis                           Director                                     April 14, 2003




 /s/ Salvatore M. Salibello
----------------------------------------
Salvatore M. Salibello                   Director                                     April 14, 2003




 /s/ Denis J. Taura
----------------------------------------
Denis J. Taura                           Director                                     April 14, 2003




                                 CERTIFICATIONS
                                 --------------

                     I, John D. Idol, certify that:

1.   I have reviewed this annual report on Form 10-K of Kasper A.S.L., Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                                      /s/ John D. Idol
                                                      --------------------------
                                                      John D. Idol
                                                      Chief Executive Officer

                     I, Joseph B. Parsons, certify that:

1.   I have reviewed this annual report on Form 10-K of Kasper A.S.L., Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                    /s/ Joseph B. Parsons
                                    --------------------------------------------
                                    Joseph B. Parsons
                                    Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit
  Number                        Description
------------  ------------------------------------------------------------------

3.1 (4) Amended and Restated Certificate of Incorporation as filed on May 30, 1997.

3.2 (4)        Amendment to Certificate of Incorporation as filed on November 5,
               1997.

3.3 (21)       Second Amended and Restated By-laws

4.1 (1) Indenture dated as of June 4, 1997, by and between the Company and IBJ Schroder Bank & Trust Company, as trustee.

4.2 (3) Supplemental Indenture, dated as of June 30, 1997, by and between the Company and IBJ Schroder Bank & Trust Company, as trustee.

4.21 (9) Second Supplemental Indenture, dated as of June 16, 1999, to the Indenture, dated as of June 1, 1997 and effective as of June 4, 1997, as amended, between the Company and IBJ Whitehall Bank & Trust Company, as trustee.

4.3 (2)        Form of Senior Note issued under the Indenture.

4.4 (6)        Specimen Certificate of the Company's Common Stock.

10.1 (8) Amended and Restated Credit Agreement, dated as of July 9, 1999, among the Company, as Borrower, the guarantors named therein, the lenders named therein, The Chase Manhattan Bank, as administrative and collateral agent, and The CIT Group / Commercial Services, Inc., as collateral monitor.

10.11(13)      Amendment Agreement No. 1 to the Amended and Restated Credit
               Agreement, dated December 22, 1999.

10.12(15)      Amendment Agreement No. 2 to the Amended and Restated Credit
               Agreement, dated June 29, 2000.

10.13 (16)     Amendment Agreement No. 3 to the Amended and Restated Credit
               Agreement, dated November 13, 2000.

10.14 (18)     Waiver Agreement to the Amended and Restated Credit Agreement,
               dated March 28, 2001.

10.15 (20)     Amendment Agreement No. 4 to the Amended and Restated Credit
               Agreement, dated June 19, 2001.

10.16 (17)     Consulting Agreement dated October 25, 2000, between the Company and Alvarez and Marsal, Inc.

10.17 (19)     Consulting Agreement dated April 11, 2001, between the Company and Alvarez and Marsal, Inc.

10.18 (23)     Revolving Credit and Guaranty Agreement, dated as of February 5,
               2002, among the Company, as Borrower, the guarantors named therein, the lenders named therein, JPMorgan Chase Bank, as administrative, documentation and collateral agent, J.P. Morgan
               Securities Inc., as book manager and lead arranger and The CIT
               Group/Commercial Services, Inc., as collateral monitor.

 Exhibit
  Number                            Description
-------------  -----------------------------------------------------------------
10.19 (30)      First Amendment to Revolving Credit and Guaranty Agreement,
                dated July 12, 2002.

10.19(a)(31)    Debtors' First Amended and Restated Joint Plan of Reorganization
                Under Chapter 11 of the Bankruptcy Code.

10.19(b)(32)    First Amended and Restated Disclosure Statement, dated November
                6, 2002.

10.20 (4)       Employment Agreement, dated June 4, 1997 between the Company and
                Arthur S. Levine.

10.21 (22)      Employment Agreement, dated July 18, 2001 between the Company and John D. Idol.

10.21(a)        Amendment to Employment Agreement, between the Company and John
                D. Idol, dated October 31, 2002.

10.22 (24)      Employment Agreement, dated March 1, 2002 between the Company and Laura Lentini Iaffaldano.

10.22(a) Amendment to Employment Agreement, between the Company and Laura Lentini Iaffaldano, dated January 15, 2003.

10.23 (25)      Employment Agreement, dated October 10, 2001 between the Company and Richard Owen.

10.23(a) Amendment to Employment Agreement, between the Company and Richard Owen, dated January 16, 2003.

10.24 (26)      Employment Agreement, dated August 27, 2001 between the Company and Lee Sporn.

10.24(a) Amendment to Employment Agreement, between the Company and Lee Sporn, dated October 31, 2002.

10.25 (29)      Employment Agreement, dated March 25, 2002 between the Company and Joseph B. Parsons.

10.25(a) Amendment to Employment Agreement, between the Company and Joseph B.Parsons, dated October 31, 2002.

10.26 Secured Super-Priority Debtor-In-Possession Revolving Credit Agreement, dated as of January 9, 2003, among the Company, the guarantors named therein, the lenders named therein and Citicorp USA, Inc., as administrative agent, arranger and book manager.

10.26(a) Amendment No. 1 to Secured Super-Priority Debtor-In-Possession Revolving Credit Agreement, March 14, 2003.

10.3 (5) Lease Modification Agreement and Lease Agreement, each dated August 20, 1996, between the Company and Import Hartz Associates

10.31 (14)      First Lease Modification Agreement, dated April 30, 1999, by and between the Company and Import Hartz Associates.

10.4 (4) Acquisition Agreement dated June 2, 1997, by and among the Company, ASL/K Licensing Corp., Herbert Kasper and Forecast Designs, Inc.

10.41 (4)       Employment,  Consulting and Non-Competition Agreement dated as of June 4, 1997, by and among Sassco Fashions, Ltd., ASL/K
                Licensing Corp. and Herbert Kasper.

  Exhibit
  Number                            Description
-------------  -----------------------------------------------------------------
10.6 (4)         1997 Management Stock Option Plan.

10.61 (12)       1999 Share Incentive Plan.

10.7 (4)         Form of Stock Option Agreement issued to Directors.

10.8 (11)        Letter Agreement,  dated as of September 13, 1999, between the
                 Company and Whippoorwill Associates, Inc., as agent for various discretionary accounts.

10.9 (10)        Lease,  dated as of June 4,  1996,  among 11 West 42nd  Limited
                 Partnership  as  Landlord,  and Anne  Klein &  Company  and
                 Mark of the Lion Associates, as tenants.

16 (28)          Letter of Arthur Andersen LLP

21               Subsidiaries of the Registrant.

23               Notice Regarding Consent of Arthur Andersen LLP

24               Power of Attorney (included in signature page).

99 (27)          Letter To Commission Pursuant To Temporary Note 3t.

99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.



-----------------------------

(1) Incorporated by reference to Exhibit No. 1 to the Company's Report on Form 8-K filed with the Commission on July 14, 1997.

(2) Incorporated by reference to Exhibit No. 2 to the Company's Report on Form 8-K filed with the Commission on July 14, 1997.

(3) Incorporated by reference to Exhibit No. 3 to the Company's Report on Form 8-K filed with the Commission on July 14, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on December 5, 1997.

(5) Incorporated by referenced to the Company's Amendment No. 2 to Registration Statement on Form S-1 (Commission File No. 333-41629) filed with the Commission on April 3, 1998.

(6) Incorporated by referenced to the Company's Form 8-A filed with the Commission on May 1, 1998.

(7) Incorporated by reference to Exhibit No. 21.1 to the Company's Report on Form 10-K filed with the Commission on March 31, 1999.

(8) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 8-K filed with the Commission on July 13, 1999.

(9) Incorporated by reference to Exhibit No. 10.2 to the Company's Report on Form 8-K filed with the Commission on July 13, 1999.

(10) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on August 17, 1999.

(11) Incorporated by reference to Exhibit No. 10.3 to the Company's Report on Form 8-K/A filed with the Commission on September 22, 1999.

(12) Incorporated by reference to Annex A of the Company's Definitive Proxy Statement filed with the Commission on January 28, 2000.

(13) Incorporated by reference to Exhibit No. 10.11 to the Company's Report on Form 10-K filed with the Commission on March 31, 2000.

(14) Incorporated by reference to Exhibit No. 10.31 to the Company's Report on Form 10-K filed with the Commission on March 31, 2000.

(15) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on August 11, 2000.

(16) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 8-K filed with the Commission on November 20, 2000.

(17) Incorporated by reference to Exhibit No. 10.14 to the Company's Report on Form 10-K filed with the Commission on March 30, 2001.

(18) Incorporated by reference to Exhibit No. 10.15 to the Company's Report on Form 10-K filed with the Commission on March 30, 2001.

(19) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on May 15, 2001.

(20) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 8-K filed with the Commission on June 29, 2001.

(21) Incorporated by reference to Exhibit No. 3.1 to the Company's Report on Form 10-Q filed with the Commission on August 14, 2001.

(22) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on November 19, 2001.

(23) Incorporated by reference to Exhibit No. 10.17 to the Company's Report on Form 10-K filed with the Commission on April 15, 2002.

(24) Incorporated by reference to Exhibit No. 10.22 to the Company's Report on Form 10-K filed with the Commission on April 15, 2002.

(25) Incorporated by reference to Exhibit No. 10.23 to the Company's Report on Form 10-K filed with the Commission on April 15, 2002.

(26) Incorporated by reference to Exhibit No. 10.24 to the Company's Report on Form 10-K filed with the Commission on April 15, 2002.

(27) Incorporated by reference to Exhibit No. 99 to the Company's Report on Form 10-K filed with the Commission on April 15, 2002.

(28) Incorporated by reference to Exhibit No. 16.1 to the Company's Report on Form 8-K/A filed with the Commission on May 2, 2002.

(29) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on May 20, 2002.

(30) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on August 19, 2002.

(31) Incorporated by reference to Exhibit No. 10.1 to the Company's Report on Form 10-Q filed with the Commission on November 18, 2002.

(32) Incorporated by reference to Exhibit No. 10.2 to the Company's Report on Form 10-Q filed with the Commission on November 18, 2002.