Form 10-Q
period 2003-03-29
KASPER A S L LTD
filed 2003-05-13
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 29, 2003
                                          --------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act Yes [ ]   No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 9, 2003 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)



                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                                                                       Page No.
                                                                                                                       --------
Item 1.     Financial Statements:

                     Condensed Consolidated Balance Sheets at March 29, 2003, December 28, 2002
                     and March 30, 2002.................................................................................   1

                     Condensed Consolidated Statements of Operations for the Thirteen weeks ended
                     March 29, 2003 and March 30, 2002..................................................................   2

                     Condensed Consolidated Statements of Cash Flows for the Thirteen weeks ended
                     March 29, 2003 and March 30, 2002 .................................................................   3

                     Notes to Condensed Consolidated Financial Statements ..............................................   4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......................  13

Item 4.     Controls and Procedures.....................................................................................  19

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K............................................................................  20


SIGNATURES..............................................................................................................  21

CERTIFICATIONS..........................................................................................................  22

EXHIBIT INDEX...........................................................................................................  24



ITEM 1. FINANCIAL STATEMENTS


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             ----------------   -----------------  ----------------
                                  ASSETS                                      MARCH 29, 2003    DECEMBER 28, 2002   MARCH 30, 2002
                                                                             ----------------   -----------------  ----------------
                                                                                (UNAUDITED)         (AUDITED)         (UNAUDITED)
                                                                                                                      (RESTATED)
Current Assets:
      Cash and cash equivalents............................................          $ 6,279           $ 24,941           $ 46,265
      Restricted cash......................................................            4,000                 --                 --
      Accounts receivable, net of reserves of  $36,045, $34,679 and
         $42,617, respectively.............................................           44,358             14,479             43,137
      Inventories, net.....................................................           40,898             48,302             37,822
      Prepaid expenses and other current assets............................            5,615              5,441              6,951
                                                                             ----------------    ---------------   ----------------
Total Current Assets.......................................................          101,150             93,163            134,175
                                                                             ----------------    ---------------   ----------------

Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $22,827, $21,538 and
      $17,457, respectively................................................           19,265             19,673             15,805
Reorganization value in excess of identifiable assets, net of
      accumulated amortization.............................................           19,844             19,844             19,844
Trademarks, net of accumulated amortization................................          103,162            103,162            103,162
Other assets, at cost less accumulated amortization........................            2,415                997                990
                                                                             ----------------    ---------------   ----------------
 Total Assets..............................................................         $245,836           $236,839           $273,976
                                                                             ================    ===============   ================


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities Not Subject to Compromise:
      Accounts payable.....................................................          $24,922            $28,592            $15,418
      Accrued expenses and other current liabilities.......................           14,579             13,095             17,854
      Interest payable.....................................................              111                182                768
      Deferred income taxes................................................           13,814              9,118              4,482
      Deferred royalty income..............................................            5,000              5,098              4,139
                                                                             ----------------    ---------------   ----------------
Total Current Liabilities..................................................           58,426             56,085             42,661
Long-Term Liabilities Not Subject to Compromise:
      DIP facility.........................................................               --                 --             77,039
      Deferred royalty income..............................................            9,086             10,000             15,000
      Other long-term liabilities..........................................              692                738                 --
                                                                             ----------------    ---------------   ----------------
Total Liabilities Not Subject to Compromise................................           68,204             66,823            134,700
Liabilities Subject to Compromise..........................................          144,476            145,074            145,931
                                                                             ----------------    ---------------   ----------------
Total Liabilities..........................................................          212,680            211,897            280,631
Commitments and Contingencies
Shareholders' Equity (Deficit):
      Common Stock, 6,800,000 shares issued and outstanding................               68                 68                 68
      Preferred Stock, none issued and outstanding.........................               --                 --                 --
      Capital in excess of par value.......................................          120,668            120,561            120,244
      Accumulated deficit..................................................         (87,036)           (95,046)          (126,232)
      Cumulative other comprehensive loss..................................            (544)              (641)              (735)
                                                                             ----------------    ---------------   ----------------
Total Shareholders' Equity (Deficit).......................................           33,156             24,942            (6,655)
                                                                             ----------------    ---------------   ----------------
Total Liabilities and Shareholders' Equity.................................         $245,836           $236,839           $273,976
                                                                             ================    ===============   ================


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

                                                                                       THIRTEEN WEEKS ENDED
                                                                           ----------------------------------------------
                                                                              MARCH 29, 2003            MARCH 30, 2002
                                                                           ---------------------     ---------------------
                                                                                                           (RESTATED)
Net sales..............................................                               $ 100,497                 $ 113,616
Royalty income.........................................                                   4,364                     3,686
                                                                           ---------------------     ---------------------
Total revenue..........................................                                 104,861                   117,302
Cost of sales..........................................                                  62,525                    76,839
                                                                           ---------------------     ---------------------
Gross profit...........................................                                  42,336                    40,463

Operating expenses:
Selling, general and administrative expenses...........                                  24,928                    23,955
Depreciation and amortization..........................                                   1,468                     1,029
Restructuring and other charges........................                                      --                       542
                                                                           ---------------------     ---------------------
Total operating expenses...............................                                  26,396                    25,526
                                                                           ---------------------     ---------------------
Operating income.......................................                                  15,940                    14,937
Interest and financing costs (excludes $4,893 and
   $2,668 of stayed interest in 2003 and 2002,
   respectively).......................................                                     982                     3,554
                                                                           ---------------------     ---------------------
Income before reorganization costs, income taxes and
   cumulative effect of change in accounting principle.                                  14,958                    11,383
Reorganization costs...................................                                   1,147                     1,627
                                                                           ---------------------     ---------------------
Income before income taxes and cumulative effect of
   change in accounting principle......................                                  13,811                     9,756
Income taxes...........................................                                   5,801                     4,098
                                                                           ---------------------     ---------------------
Income before cumulative effect of change in accounting
   principle...........................................                                   8,010                     5,658
Cumulative effect of change in accounting principle....                                      --                    30,400
                                                                           ---------------------     ---------------------
Net income (loss)......................................                                 $ 8,010                $ (24,742)
                                                                           =====================     =====================
Basic and diluted earnings (loss) per common share.....                                  $ 1.18                  $ (3.64)
                                                                           =====================     =====================
Basic and diluted earnings per common share before
   cumulative change in accounting principle...........                                  $ 1.18                    $ 0.83
                                                                           =====================     =====================
Weighted average number of shares used in computing
    basic and diluted earnings (loss) per common share.                               6,800,000                 6,800,000
                                                                           =====================     =====================


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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  THIRTEEN WEEKS
                                                                                                       ENDED
                                                                                  ------------------------------------------------
                                                                                     MARCH 29, 2003            MARCH 30, 2002
                                                                                  ----------------------    ----------------------
                                                                                                                 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................                   $ 8,010                $ (24,742)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Cumulative effect of change in accounting principle.......................                        --                    30,400
   Depreciation and amortization.............................................                     1,468                     1,029
   Interest rate swap........................................................                        --                       259
   Deferred income taxes.....................................................                     4,696                     3,945
   Deferred royalty income...................................................                   (1,012)                     (861)
   Deferred other............................................................                      (46)                        --
   Non-cash restructuring and other costs....................................                       131                       309
(Increase) decrease in:
   Accounts receivable, net..................................................                  (29,879)                  (38,804)
   Inventories, net..........................................................                     7,404                    35,877
   Prepaid expenses and other assets.........................................                   (1,592)                   (2,731)
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........                     (785)                   (1,144)
   Interest payable..........................................................                      (71)                  (27,974)
   Deferred royalty income...................................................                        --                    20,000
                                                                                  ----------------------    ----------------------
Total adjustments............................................................                  (19,686)                    20,305
                                                                                  ----------------------    ----------------------
Net cash used in operating activities before reorganization items............                  (11,676)                   (4,437)
                                                                                  ----------------------    ----------------------
OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:
   Payment of liabilities subject to compromise..............................                     (598)                        --
   Payment of reorganization items...........................................                   (1,401)                   (1,286)
   Interest expense not paid.................................................                        --                    29,052
                                                                                  ----------------------    ----------------------
Net cash (used in) provided by operating activities..........................                  (13,675)                    23,329
                                                                                  ----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from sales of fixed assets...........                   (1,025)                   (1,401)
                                                                                  ----------------------    ----------------------
Net cash used in investing activities........................................                   (1,025)                   (1,401)
                                                                                  ----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under bank revolver........................................                        --                    17,991
                                                                                  ----------------------    ----------------------
Net cash provided by financing activities....................................                        --                    17,991
                                                                                  ----------------------    ----------------------

Effect of exchange rate changes on restricted and unrestricted cash and cash
   equivalents...............................................................                        38                      (59)
                                                                                  ----------------------    ----------------------
Net (decrease) increase in restricted and unrestricted cash and cash
   equivalents...............................................................                  (14,662)                    39,860
Cash and cash equivalents, at beginning of period............................                    24,941                     6,405
                                                                                  ----------------------    ----------------------
Restricted and unrestricted cash and cash equivalents, at end of period......                  $ 10,279                  $ 46,265
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

The accompanying unaudited condensed consolidated financial statements of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at March 29, 2003 and the results of operations for the thirteen weeks ended March 29, 2003 (the "first quarter 2003") and March 30, 2002 (the "first quarter 2002") and cash flows for the first quarter 2003 and first quarter 2002 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the first quarter 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2003. Certain amounts reflected in 2002 have been reclassified to conform to the presentation of similar items in 2003.

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

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of a plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of March 29, 2003 are identified below:

                                                              MARCH 29, 2003
                                                             ----------------
                                                              (in thousands)

          13.0% Senior Notes due 2004                            $ 110,000
          Interest accrued on above Senior Notes                    29,096
          Accounts payable                                           3,651
          Other accrued expenses                                     1,729
                                                                 ---------
          Total liabilities subject to compromise                $ 144,476
                                                                 =========

For the first quarter 2003 and first quarter 2002, the Company recognized $1.1 million and $1.6 million in reorganization costs, respectively. These amounts relate primarily to professional fees and, in 2002, bank fees. Interest expense, including default interest, under the Senior Notes would have amounted to $4.9 million and $4.4 million for the first quarter 2003 and first quarter 2002, respectively, had it not have been for the Chapter 11 Cases.

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

On September 20, 2002, the Board of Directors of the Company formed a special committee of independent directors (the "Special Committee") in connection with the Company's exploration of strategic alternatives, including a possible sale of the Company. The Special Committee was formed in anticipation of potential offers to purchase the Company, and to avoid potential conflicts of interest in the event such an offer was made by the Company's management. On December 23, 2002, the Special Committee, consisting of Salvatore Salibello and Denis Taura, with the support of the Creditor's Committee, engaged Peter J. Solomon Company ("Solomon") to advise the Special Committee in connection with exploring strategic alternatives. Solomon, on behalf of the Special Committee, is soliciting proposals from potential purchasers of the Company, including the Management Group and Parthenon. Such proposals will be considered by the Special Committee and representatives of the Creditors' Committee. However, there is no assurance that a transaction will be consummated or that, if consummated, any revised plan of reorganization submitted to the bankruptcy court in connection therewith would result in a distribution to equity holders.

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

NOTE 3.  INVENTORIES, NET

Inventories, net of reserves, are valued at lower of cost (first-in, first-out) or market and consist of the following:

                                             MARCH 29, 2003       DECEMBER 28, 2002     MARCH 30, 2002
                                             --------------       -----------------     --------------
                                                                    (in thousands)
     Raw materials                               $ 6,034                $ 6,482             $ 10,090
     Finished goods                               34,864                 41,820               27,732
                                               ---------              ---------            ---------
                Total inventories               $ 40,898               $ 48,302             $ 37,822
                                               =========              =========            =========


NOTE 4. REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning December 30, 2001. SFAS No. 142 requires that the Company's Reorganization Value in Excess of Identifiable Assets (the "Reorganization Asset") and other indefinitely lived intangible assets (collectively, the "Intangibles") be tested for impairment using the two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. As of the date the Company adopted SFAS No. 142, the Company was experiencing substantial operating losses; highly leveraged; unable to make its semi-annual interest payments on its Senior Notes; undergoing a corporate restructuring of which success was uncertain; had diminimus market capitalization and; on the verge of filing bankruptcy. These circumstances led to a significant diminution of the Company's fair vale and the failure of step one of SFAS No. 142. The Company utilized the discounted cash flow methodology to estimate fair value. The evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicated that the implied Reorganization Asset of the Kasper Wholesale segment was $30.4 million less than its carrying value. Based on the evaluation, along with continuing difficulties being experienced in the industry, the Company recorded a non-cash charge of $30.4 million to reduce the carrying value of the Reorganization Asset to the estimated fair value as of December 28, 2002, in the first quarter 2002. This non-cash charge is reported as a cumulative effect of an accounting change in the accompanying statement of operations for the first quarter 2002. The first quarter 2002 was restated, as required by SFAS No, 142, to reflect the impairment charge that was determined prior to the issuance of the Company's financial statements for the fiscal year ended December 28, 2002.

NOTE 5.   DEBT

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

The Chase DIP provided, among other things, for the maintenance of certain financial ratios and covenants, and set limits on capital expenditures and dividends to shareholders. The Chase DIP was scheduled to expire on February 5, 2003. Availability under the Chase DIP was limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowings was determined based on stated margins above the prime rate at Chase.

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



The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement, which allowed the DIP portion of the credit agreement to be extended to December 31, 2003, as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment. As of March 29, 2003, there were no direct borrowings and $35.9 million outstanding in letters of credit under the Citicorp DIP Credit Agreement. In addition to $6.3 million of unrestricted cash and cash equivalents on hand, the Company had approximately $31.7 million available for future borrowings as of March 29, 2003.

NOTE 6.   INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income.

NOTE 7.  SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, as of March 29, 2003, the Company operated 62 Kasper retail stores, 10 Anne Klein retail stores and one Anne Klein New York full price store, as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. For the purposes of decision-making and assessing performance, management includes its international operations in its wholesale segment, as they are deemed immaterial for segment reporting.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and reorganization ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the condensed consolidated financial statements is as follows:


THIRTEEN WEEKS ENDED MARCH 29, 2003:
                                                 WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                             ------------------  -----------------  -----------------    -----------------
                                                                            (in thousands)
Revenues                                              $ 87,845            $ 12,652           $ 4,364            $ 104,861
                                             ------------------  ------------------ -----------------    -----------------

EBITDAR                                                 12,944                 818             3,646               17,408
Depreciation and amortization                                                                                       1,468
                                                                                                         -----------------
Operating income                                                                                                  $15,940
                                                                                                         =================



THIRTEEN WEEKS ENDED MARCH 30, 2002:
                                                 WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                             ------------------  -----------------  -----------------    -----------------
                                                                            (in thousands)

Revenues                                              $ 98,804            $ 14,812           $ 3,686            $ 117,302
                                             ------------------  ------------------ -----------------    -----------------

EBITDAR                                                 12,986                 593             2,929               16,508
Depreciation and amortization                                                                                       1,029
Restructuring and other charges                                                                                       542
                                                                                                         -----------------
Operating income                                                                                                 $ 14,937
                                                                                                         =================


NOTE 8. RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2000, the Company began preparations for its bankruptcy filing, and in doing so, incurred various consulting, legal and other fees related to such filing. These fees, along with other charges taken to exit certain retail store leases and certain office space prior to the Filing Date, have been classified as restructuring and other charges on the accompanying Consolidated Statements of Operations. During the first quarter 2002, the Company recorded a charge of $542,000 primarily relating to professional fees.

                                                                                Estimated occupancy
                                                                               costs, severance and
                                                         Professional Fees       asset write-downs               Total
                                                         ------------------- -------------------------- ----------------------
                                                                                  (in thousands)
Balance at December 30, 2000                                   $    ---               $    ---                 $    ---
     2001 restructuring and other charges                         4,297                  4,904                    9,201
     2001 payments/write-downs                                   (4,196)                (1,802)                  (5,998)
                                                            ------------           ------------             ------------
Balance at December 29, 2001                                   $    101               $  3,102                 $  3,203
                                                            ------------           ------------             ------------
     2002 restructuring and other charges (credits)                 603                 (3,098)                  (2,495)
     2002 (payments) reversals                                     (704)                   956                      252
                                                            ------------           ------------             ------------
Balance at December 28, 2002                                   $    ---               $    960                 $    960
                                                            ============           ============             ============
     2003 restructuring charges                                     ---                    ---                      ---
     2003 payments                                                  ---                   (360)                    (360)
                                                            ------------           ------------             ------------
Balance at March 29, 2003                                      $    ---               $    600                 $    600
                                                            ============           ============             ============



NOTE 9.  NEW ACCOUNTING PRONOUCEMENTS

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

NOTE 10. SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

The following presents the condensed financial statements of the Company and its subsidiaries, as of March 29, 2003 and December 28, 2002 and for the thirteen weeks ending March 29, 2003 and March 30, 2002, that filed voluntary petitions under Chapter 11:

CONDENSED BALANCE SHEETS                                                       March 29, 2003        December 28, 2002
---------------------------------------------------------------------        -------------------    -------------------
                                ASSETS                                                     (in thousands)
Current Assets:
  Restricted and unrestricted cash                                                        $9,878                $22,896
  Accounts receivable, net                                                                39,580                 12,709
  Inventories, net                                                                        39,333                 46,726
  Prepaid expenses and other current assets                                                4,884                  4,701
                                                                             -------------------    -------------------
Total Current Assets                                                                      93,675                 87,032
                                                                             -------------------    -------------------
Property, plant and equipment, net                                                        17,643                 18,064
Intangibles and other assets, net                                                        124,438                123,020
Investment in subsidiaries                                                                47,796                 47,796
                                                                             -------------------    -------------------
Total Assets                                                                           $ 283,552              $ 275,912
                                                                             ===================    ===================

                        LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable, accrued expenses and other current liabilities                      $ 60,313                $58,228
Payable to wholly-owned entities not in bankruptcy                                        68,941                 67,861
Long-term liabilities not subject to compromise                                            9,087                 10,000
Liabilities subject to compromise                                                        144,476                145,074
                                                                             -------------------    -------------------
Total Liabilities                                                                        282,817                281,163
Shareholders' Equity                                                                         735                (5,251)
                                                                             -------------------    -------------------
Total Liabilities and Equity                                                           $ 283,552              $ 275,912
                                                                             ===================    ===================


CONDENSED STATEMENTS OF OPERATIONS                                           First Quarter 2003      First Quarter 2002
---------------------------------------------------------------------        -------------------    -------------------
                                                                                           (in thousands)

Total revenue                                                                          $ 102,074              $ 114,705
Cost of sales                                                                             64,365                 76,615
                                                                             -------------------    -------------------
Gross profit                                                                              37,709                 38,090

Selling, general and administrative expenses                                              23,139                 22,752
Depreciation and amortization                                                              1,299                    886
Restructuring and other charges                                                              ---                    542
                                                                             -------------------    -------------------
Total operating expenses                                                                  24,438                 24,180
                                                                             -------------------    -------------------
Operating income                                                                          13,271                 13,910

Interest and financing costs                                                                 950                  3,551
Reorganization costs                                                                       1,147                  1,627
Income taxes                                                                               5,291                  3,903
Cumulative effect of accounting change                                                       ---                 30,400
                                                                             -------------------    -------------------
Net income                                                                               $ 5,883             $ (25,571)
                                                                             ===================    ===================

CONDENSED STATEMENT OF CASH FLOWS                         First Quarter 2003
-----------------------------------------------------     -------------------
                                                             (in thousands)

Cash Flows used in Operating Activities                            $ (12,140)
Cash Flows used in Investing Activities                                 (878)
Cash Flows used in Financing Activities                                  ---
                                                          -------------------
Net decrease in cash and cash equivalents                            (13,018)
Cash and cash equivalents, beginning of period                        22,896
                                                          -------------------
Cash and cash equivalents, end of period                           $   9,878
                                                          ===================

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the foregoing condensed consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.

OVERVIEW

On February 5, 2002, the Company and certain of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company continues to operate in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy.

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

In the first quarter of 2003, the Company's revenue decreased 11.6% and its gross margin increased to 40.4% from 34.5% compared to the first quarter of 2002. The trends evident in the first quarter of 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2003.

RESULTS OF OPERATIONS

                                             REVENUES BY SEGMENT
                                          (000'S EXCEPT PERCENTAGES)

                                  FIRST QUARTER               %               FIRST QUARTER               %
                                      2003                 OF TOTAL               2002                 OF TOTAL
                               --------------------                        --------------------
Wholesale                                  $87,845            83.8%                    $98,804            84.2%
Retail                                      12,652            12.0%                     14,812            12.7%
                               --------------------        --------        --------------------        --------
Net sales                                  100,497            95.8%                    113,616            96.9%
Licensing                                    4,364             4.2%                      3,686             3.1%
                               --------------------        --------        --------------------        --------
Total revenue                            $ 104,861           100.0%                   $117,302           100.0%
                               ====================        ========        ====================        ========



THIRTEEN WEEKS ENDED MARCH 29, 2003 AS COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2002

TOTAL REVENUE

Net sales for the thirteen weeks ended March 29, 2003 (the "first quarter 2003") were $100.5 million as compared to $113.6 for the thirteen weeks ended March 30, 2002 (the "first quarter 2002"). The reduction in sales from the Company's wholesale operations ("Wholesale") was primarily the result of a decrease in average unit prices resulting from a revised merchandise and pricing strategy in a business line, late delivery of goods and an overall difficult retail environment experienced during the first quarter of 2003.

Sales at the Company's retail stores ("Retail") decreased to $12.7 million in the first quarter 2003 from $14.8 million in the first quarter 2002, due to the closing of 24 under performing stores, which contributed $1.8 million in sales during the first quarter of 2002. In addition, comparable store sales decreased 6.9% in the first quarter 2003 compared to the first quarter 2002 as a result of continued weakness in the retail environment.

Royalty revenue from the Company's licensing activities ("Licensing") increased to $4.4 million in first quarter 2003 compared to $3.7 million in the first quarter 2002 as a result of newly renegotiated higher royalty percentage rates and higher licensee sales volume.

GROSS PROFIT

Gross Profit as a percentage of total revenue increased to 40.3% for the first quarter 2003, compared to 34.5% for the first quarter 2002. Wholesale gross profit as a percentage of sales increased to 35.0% in the first quarter 2003 from 30.1% in the first quarter 2002, the result of improved margins on off-price sales and cost savings from sourcing and internal production process improvements which favorably impacted cost of goods sold.

Retail gross profit as a percentage of sales increased to 56.5% in first quarter 2003 from 47.2% in first quarter 2002 due to the closing of under performing stores and the cost savings passed on from wholesale as discussed above.

Licensing contributed to the Company's overall increased gross margin due to the greater contribution of royalty revenue as a percentage of total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased to approximately $24.9 million in the first quarter 2003 as compared to $24.0 million in the first quarter 2002. The variance is attributable to increases in design, production and shipping costs.

RESTRUCTURING AND OTHER CHARGES

The Company recorded $542,000 in other charges in the first quarter of 2002. These charges related primarily to professional fees associated with the Company's pending bankruptcy filing.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $1.5 million in the first quarter 2003 and $1.0 million in the first quarter 2002. The increase in depreciation relates to the implementation of the Company's new management information systems and capital expenditures relating to department store boutiques and the Company's new full price retail store.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $1.0 million in the first quarter 2003 from $3.6 million in the first quarter 2002. Interest expense is comprised of the interest expense on the Senior Notes prior to February 5, 2002, along with interest on the Citicorp DIP Credit Agreement, Chase Facility and Chase DIP (all defined elsewhere within), factoring fees and changes in fair value of the Company's interest rate swap.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company did not incur interest on the Senior Notes in the first quarter 2003 compared to $1.7 million for the first quarter 2002. Included in Senior Notes interest expense for the first quarter 2002 was approximately $300,000 in unpaid default interest on the Senior Notes.

Interest under the Chase Facility, Chase DIP and Citicorp DIP Credit Agreement, as applicable, totaled approximately $535,000 in the first quarter 2003, and $1.5 million in the first quarter 2002, the result of decreased borrowings. In the first quarter 2003, the Company paid approximately $1.6 million in bank fees related to the Citicorp DIP Credit Agreement and resulted in approximately $100,000 of amortization charges in the first quarter 2003.

The remaining interest expense relates to factoring fees of approximately $350,000 in the first quarter 2003 and $410,000 in the first quarter 2002. As of June 29, 2002 the interest rate swap expired and the Company incurred no interest expense in the first quarter 2003 compared to income of $260,000 in the first quarter 2002.

REORGANIZATION COSTS

The Company recorded $1.1 million in reorganization costs in the first quarter of 2003 compared to $1.6 million in the first quarter 2002. These costs related primarily to professional fees and, in 2002, bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Provision for income taxes was $5.8 million for the first quarter 2003 compared to $4.1 million for the first quarter 2002. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

NET INCOME (LOSS)

Net income was $8.0 million in the first quarter 2003 compared to a loss of $24.7 million in the first quarter 2002, an increase of approximately $32.7 million. The increase is the result of the increased margins, reduced interest and financing costs along with the cumulative effect of change in accounting principle recorded in the first quarter 2002. See Notes to Condensed Consolidated Financial Statements for more information on the cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, department store boutiques, retail stores including full price shops and other corporate activities.

Net cash used in operating activities was $13.7 million during the first quarter 2003 as compared to cash provided by operating activities of $23.3 million during the first quarter 2002. The decrease in cash flows from the prior year is partly the result of the $20.0 million royalty prepayment received during the first quarter of 2002. In addition, as a result of the Chapter 11 Cases, in 2002 the Company benefited from the non-payment of pre-petition liabilities, which are generally not settled until a plan of reorganization has been approved. Inventory levels at the beginning of 2003 were leaner than at the beginning of 2002, resulting in a smaller decrease for the quarter. The decrease in cash used in investing activities resulted from less capital expenditures in the first quarter 2003 compared to the first quarter 2002. Cash flows from financing activities decreased as a result of the decreased borrowings during the first quarter 2003.

On July 9, 1999, the Company entered into a credit facility (the "Chase Facility") with a bank group led by JPMorgan Chase ("Chase") in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). On the Filing Date, the Company obtained a $35 million DIP Revolving Credit

Agreement from its existing bank group (the "Chase DIP"). The Chase DIP also provided for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. On July 12, 2002, the Chase DIP was amended to convert the term loan to a revolving credit agreement.

The Chase DIP provided, among other things, for the maintenance of certain financial ratios and covenants, and set limits on capital expenditures and dividends to shareholders. The Chase DIP was scheduled to expire on February 5, 2003. Availability under the Chase DIP was limited to a borrowing base calculated upon eligible accounts receivable, inventory, trademarks and letters of credit. Interest on outstanding borrowings was determined based on stated margins above the prime rate at Chase.

In connection with the Chase DIP, the Company paid $875,000 in facility, advisory and structuring fees, along with an annual administrative agency fee of $100,000 and an annual collateral monitoring fee of $100,000. These fees were expensed as incurred and included as part of reorganization costs. In connection with the July 12, 2002 amendment, the Company paid $100,000 in bank fees, which were capitalized and amortized over the remaining life of the Chase DIP.

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

The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement, which allowed the DIP portion of the credit agreement to be extended to December 31, 2003 as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment. As of March 29, 2003, there were no direct borrowings and $35.9 million outstanding in letters of credit under the Citicorp DIP Credit Agreement. In addition to $6.3 million of unrestricted cash and cash equivalents on hand, the Company had approximately $31.7 million available for future borrowings as of March 29, 2003. At March 29, 2003, the Company had $4.0 million in restricted cash with Chase, collateralizing certain cash management activities conducted using the Company's bank accounts maintained with Chase. During the month of March, the Company began transferring in the cash management services provided by Citicorp replacing those provided by Chase. When the transfer is completed and there are no cash management services provided by Chase, the Company is then no longer obligated to cash collateralize these activities.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes due 2004 (the "Senior Notes"). The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest was payable semi-annually on March 31 and September 30. Interest relating the Senior Notes totaled $1.7 million for the first quarter 2002, including $300,000 in default interest. At March 29, 2003, the Senior Notes have been classified as liabilities subject to compromise.

On October 4, 1999, the Company entered into a factoring agreement with the CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days on approved sales are guaranteed to be paid to the Company by CIT. The agreement has no expiration date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for each six-month period beginning December 1, 2000, there is a minimum factoring fee of $675,000. On February 5, 2002, the Company entered into an amended agreement with CIT. The terms of the amended agreement remained substantially the same with the exception of the reduction of the six-month minimum factoring fee to $500,000 and the requirement of a 90-day termination notice by CIT, except upon the occurrence of default by the Company, including a default under the Chase DIP or failure to pay any obligation under the CIT agreement, for which no notice is needed. On January 30, 2003, the Company, in connection with the replacement of the Chase DIP by Citicorp DIP Credit Agreement, entered into an amendment with CIT. The terms of this amendment were to incorporate the Citicorp DIP Credit Agreement as part of the factoring agreement, change the fees charged by CIT for its services to 0.25% of the gross face amount of each account factored and reduce each six-month period minimum factoring fee to $375,000 beginning February 1, 2003.

Capital expenditures were $1.0 million and $1.4 million for the first quarter 2003 and the first quarter 2002, respectively. Capital expenditures represent spending associated with information systems, new retail stores including the Anne Klein New York full price store in the first quarter 2002, department store boutiques, warehouse and showroom improvements, overseas facilities development and general improvements.

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

o    the risk of work stoppages by any Company suppliers or service providers;

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

ITEM 4.
                             CONTROLS AND PROCEDURES

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


     (b)   Reports on Form 8-K:

           No Reports on Form 8-K were filed by the Company during the quarter ended March 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         KASPER A.S.L., LTD.
                                         (Registrant)
Dated:  May 13, 2003

                                         /s/ John D. Idol
                                         ---------------------------------------
                                         John D. Idol
                                         Chairman and Chief Executive Officer



                                         /s/ Joseph B. Parsons
                                         ---------------------------------------
                                         Joseph B. Parsons
                                         Executive Vice President -
                                         Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                     Date: May 13, 2003

                                                /s/ John D. Idol
                                                --------------------------------
                                                John D. Idol
                                                Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                     Date: May 13, 2003

                                             /s/ Joseph B. Parsons
                                             -----------------------------------
                                             Joseph B. Parsons
                                             Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER        DESCRIPTION
--------------        -----------

     10.1 Surrender Agreement and Amendment dated as of December 31, 1999 between 11 West 42 Limited Partnership, as Landlord, and the Company as Tenant

     10.2 Second Amendment and Surrender Agreement dated as of May 1, 2003 between 11 West 42 Limited Partnership, as Landlord, and the Company as Tenant

     99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002