Form 10-Q
period 2003-06-28
KASPER A S L LTD
filed 2003-08-18
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 28, 2003
                                          -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from                  to
                                           ---------------    ----------------

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


           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act) Yes [ ]   No [X]


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 18, 2003 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)




                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                                                Page No.
                                                                                                --------
Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at June 28, 2003,
                     December 28, 2002 and June 29, 2002.........................................   3

                     Condensed Consolidated Statements of Operations for the
                     Thirteen weeks and Twenty-six weeks ended June 28, 2003 and
                     June 29, 2002...............................................................   4

                     Condensed Consolidated Statements of Cash Flows for the
                     Twenty-six weeks ended June 28, 2003 and June 29, 2002 ....................    5

                     Notes to Condensed Consolidated Financial Statements ......................    6

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..................................................   14

Item 4.              Controls and Procedures....................................................   22

PART II - OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K...........................................   23

SIGNATURES

CERTIFICATIONS

EXHIBIT INDEX


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    ------------------   -------------------     ------------------
                                  ASSETS                                  JUNE                DECEMBER                  JUNE
                                                                        28, 2003              28, 2002                29, 2002
                                                                    ------------------   -------------------     ------------------
                                                                       (UNAUDITED)           (AUDITED)              (UNAUDITED)
                                                                                                                    (RESTATED)
Current Assets:
      Cash and cash equivalents...................................           $ 13,387              $ 24,941               $ 39,272
      Restricted cash.............................................                 20                    --                 50,848
      Accounts receivable, net of reserves of  $29,324, $34,679
          and $33,757, respectively...............................             32,342                14,479                  5,731
      Inventories, net............................................             51,640                48,302                 38,353
      Prepaid expenses and other current assets...................              6,029                 5,441                  6,413
                                                                    ------------------   -------------------     ------------------
      Total Current Assets........................................            103,418                93,163                140,617
                                                                    ------------------   -------------------     ------------------
Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $24,362, $21,538 and
      $18,507, respectively.......................................             19,718                19,673                 18,579
Reorganization value in excess of identifiable assets, net of
      accumulated amortization....................................             19,844                19,844                 19,844
Trademarks, net of accumulated amortization.......................            103,162               103,162                103,162
Other assets, at cost less accumulated amortization...............              2,289                   997                    988
                                                                    ------------------   -------------------     ------------------
 Total Assets.....................................................           $248,431              $236,839               $283,190
                                                                    ==================   ===================     ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities Not Subject to Compromise:
      Accounts payable............................................            $26,768               $28,592                $15,079
      Accrued expenses and other current liabilities..............             14,106                13,095                 13,887
      Interest payable............................................                 72                   182                    561
      Deferred income taxes.......................................             13,987                 9,118                  8,653
      Deferred royalty income.....................................              5,000                 5,098                  2,969
      DIP facility................................................                 --                    --                 78,002
                                                                    ------------------   -------------------     ------------------
Total Current Liabilities.........................................             59,933                56,085                119,151
Long-Term Liabilities Not Subject to Compromise:
      Deferred royalty income.....................................              8,139                10,000                 15,000
      Other long-term liabilities.................................                647                   738                     --
                                                                    ------------------   -------------------     ------------------
Total Liabilities Not Subject to Compromise.......................             68,719                66,823                134,151
Liabilities Subject to Compromise.................................            144,462               145,074                149,491
                                                                    ------------------   -------------------     ------------------
Total Liabilities.................................................            213,181               211,897                283,642
Commitments and Contingencies
Shareholders' Equity (Deficit):
      Common Stock, 6,800,000 shares issued and outstanding.......                 68                    68                     68
      Preferred Stock, none issued and outstanding................                 --                    --                     --
      Capital in excess of par value..............................            120,774               120,561                120,350
      Accumulated deficit.........................................           (85,550)              (95,046)              (120,240)
      Cumulative other comprehensive loss.........................               (42)                 (641)                  (630)
                                                                    ------------------   -------------------     ------------------
Total Shareholders' Equity (Deficit)..............................             35,250                24,942                  (452)
                                                                    ------------------   -------------------     ------------------
Total Liabilities and Shareholders' Equity........................           $248,431              $236,839               $283,190
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                         THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                               ---------------------------------------    -----------------------------------------

                                                    JUNE 28,            JUNE 29,                JUNE 28,            JUNE 29,
                                                      2003                2002                    2003                2002
                                               ------------------  -------------------    --------------------  -------------------
                                                                                                                    (RESTATED)
Net sales......................................         $ 87,448              $67,774               $ 187,945            $ 181,390
Royalty income.................................            3,817                4,042                   8,182                7,727
                                               ------------------  -------------------    --------------------  -------------------
Total revenue..................................           91,265               71,816                 196,127              189,117
Cost of sales..................................           56,540               36,695                 119,063              113,537
                                               ------------------  -------------------    --------------------  -------------------
Gross profit...................................           34,725               35,121                  77,064               75,580
Operating expenses (income):
Selling, general and administrative expenses...           26,024               23,824                  50,958               47,779
Depreciation and amortization..................            1,501                1,028                   2,970                2,057
Restructuring and other credits................               --              (2,476)                      --              (1,934)
                                               ------------------  -------------------    --------------------  -------------------
Total operating expenses.......................           27,525               22,376                  53,928               47,902
                                               ------------------  -------------------    --------------------  -------------------
Operating income...............................            7,200               12,745                  23,136               27,678
Interest and financing costs (excludes
   $5,157 and $4,630 of stayed interest
   in second quarter 2003 and 2002,
   respectively and $10,050 and $7,298 in
   first half 2003 and 2002, respectively).....              727                1,570                   1,710                5,122
                                               ------------------  -------------------    --------------------  -------------------
Income before reorganization costs, income
   taxes and cumulative effect of change
   in accounting principle.....................            6,473               11,175                  21,426               22,556
Reorganization costs...........................            3,906                  841                   5,053                2,469
                                               ------------------  -------------------    --------------------  -------------------
Income before income taxes and cumulative
   effect of change in accounting principle....            2,567               10,334                  16,373               20,087
Income taxes...................................            1,077                4,340                   6,877                8,437
                                               ------------------  -------------------    --------------------  -------------------
Income before cumulative effect of change
   in accounting principle.....................            1,490                5,994                   9,496               11,650
Cumulative effect of change in accounting
   principle...................................               --                   --                      --               30,400
                                               ------------------  -------------------    --------------------  -------------------
Net income (loss)..............................           $1,490              $ 5,994                 $ 9,496            $(18,750)
                                               ==================  ===================    ====================  ===================
Basic and diluted earnings (loss) per
   common share................................           $ 0.22                $0.88                  $ 1.40              $(2.76)
                                               ==================  ===================    ====================  ===================
Weighted average number of shares used
   in computing basic and diluted earnings
   (loss) per common share.....................        6,800,000            6,800,000               6,800,000            6,800,000


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  TWENTY-SIX WEEKS
                                                                                                        ENDED
                                                                                   ------------------------------------------------

                                                                                       JUNE 28, 2003             JUNE 29, 2002
                                                                                   ----------------------    ----------------------
                                                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................                     $9,496                 $(18,750)
                                                                                   ----------------------    ----------------------
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Cumulative effect of change in accounting principle.......................                         --                    30,400
   Depreciation and amortization.............................................                      2,970                     2,057
   Interest rate swap........................................................                         --                       521
   Deferred income taxes.....................................................                      4,869                     8,116
   Deferred royalty income...................................................                    (1,959)                   (2,031)
   Deferred other............................................................                       (91)                        --
   Non-cash restructuring and other costs....................................                        149                   (1,074)
(Increase) decrease in:
   Accounts receivable, net..................................................                   (17,863)                   (1,398)
   Inventories, net..........................................................                    (3,338)                    35,346
   Prepaid expenses and other assets.........................................                    (1,408)                   (2,187)
(Decrease) increase in:
   Accounts payable, accrued expenses and other current liabilities..........                      4,696                   (1,611)
   Interest payable..........................................................                      (110)                  (27,937)
   Deferred royalty income...................................................                         --                    20,000
                                                                                   ----------------------    ----------------------
Total adjustments............................................................                   (12,085)                    60,202
                                                                                   ----------------------    ----------------------
Net cash (used in) provided by operating activities before reorganization
   items.....................................................................                    (2,589)                    41,452
                                                                                   ----------------------    ----------------------
OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:
   Payment of liabilities subject to compromise..............................                      (612)                        --
   Payment of reorganization items...........................................                    (5,509)                   (2,130)
   Interest expense not paid.................................................                         --                    29,096
                                                                                   ----------------------    ----------------------
Net cash (used in) provided by operating activities..........................                    (8,710)                    68,418
                                                                                   ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from sales of fixed assets...........                    (2,951)                   (3,610)
                                                                                   ----------------------    ----------------------
   Net cash used in investing activities.....................................                    (2,951)                   (3,610)
                                                                                   ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under bank revolver........................................                         --                    18,954
                                                                                   ----------------------    ----------------------
   Net cash provided by financing activities.................................                         --                    18,954

Effect of exchange rate changes on restricted and unrestricted cash and cash
   equivalents...............................................................                        127                      (47)
                                                                                   ----------------------    ----------------------
Net (decrease) increase in restricted and unrestricted cash and cash
    equivalents..............................................................                   (11,534)                    83,715

Restricted and unrestricted cash and cash equivalents, at beginning of
    period...................................................................                     24,941                     6,405
                                                                                   ----------------------    ----------------------
Restricted and unrestricted cash and cash equivalents, at end of period......                    $13,407                   $90,120
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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

The accompanying unaudited condensed consolidated financial statements of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at June 28, 2003 and the results of operations for the thirteen and twenty-six weeks ended June 28, 2003 (the "second quarter 2003" and "first half 2003", respectively) and June 29, 2002 (the "second quarter 2002" and "first half 2002", respectively) and cash flows for the twenty-six weeks ended June 28, 2003 and June 29, 2002 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the second quarter 2003 and first half 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2003. Certain amounts reflected in 2002 have been reclassified to conform to the presentation of similar items in 2003.

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

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of a plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of June 28, 2003 are identified below:

                                                     JUNE 28, 2003
                                                     -------------
                                                    (in thousands)

13.0% Senior Notes due 2004                            $110,000
Interest accrued on above Senior Notes                   29,096
Accounts payable                                          3,637
Other accrued expenses                                    1,729
                                                       --------
  Total liabilities subject to compromise              $144,462
                                                       ========

For the first half 2003 and first half 2002, the Company recognized $5.1 million and $2.5 million in reorganization costs, respectively. These amounts relate primarily to professional fees, bank fees and, in 2003, lease cancellation costs. Interest expense, including default interest, under the Senior Notes would have amounted to $10.1 million and $9.0 million for the first half 2003 and first half 2002, respectively, had it not have been for the Chapter 11 Cases. As of June 28, 2003, the cumulative stayed interest not recognized by the Company since the Filing Date totaled $26.9 million.

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

On September 20, 2002, the Board of Directors of the Company formed a special committee of independent directors (the "Special Committee") in connection with the Company's exploration of strategic alternatives, including a possible sale of the Company. The Special Committee was formed in anticipation of potential offers to purchase the Company, and to avoid potential conflicts of interest in the event such an offer was made by the Company's management. On December 23, 2002, the Special Committee, consisting of Salvatore Salibello and Denis Taura, with the support of the Creditor's Committee, engaged Peter J. Solomon Company ("Solomon") to advise the Special Committee in connection with exploring strategic alternatives. Solomon, on behalf of the Special Committee, solicited proposals from potential purchasers of the Company, including the Management Group and Parthenon.

 On June 12, 3003, the Company entered into an agreement to be acquired by Kellwood Company ("Kellwood") for $111.0 million in cash, $40.0 million in Kellwood common stock and the assumption of deferred liabilities, primarily pre-paid royalties, subject to adjustments as set forth in the purchase agreement (the "Kellwood Agreement"). The Kellwood Agreement was subject to higher or better offers and an auction to be conducted pursuant to Court-approved bidding procedures.

On August 5, 2003, the Company received a bid to be acquired by Jones Apparel Group, Inc. ("Jones") for $156.0 million in cash and the assumption of deferred liabilities, primarily pre-paid royalties, subject to adjustments as set forth in the purchase agreement (the "Jones Bid"). The Jones Bid was subject to higher or better offers and an auction to be conducted pursuant to Court-approved bidding procedures.

On August 7, 2003, the auction was conducted pursuant to Court-approved bidding procedures. As a result of the auction, Jones was determined to have submitted the highest offer, and the Company entered into an agreement to be acquired by Jones for $204.0 million in cash and the assumption of deferred liabilities, primarily pre-paid royalties, projected to be approximately $12.6 million at closing, for an aggregate value of $216.6 million, subject to adjustments (the "Jones Purchase Agreement").

The Jones Purchase Agreement was confirmed at a hearing in the Bankruptcy Court on August 14, 2003 and will be implemented through an amended plan of reorganization that will require, among other things, the approval of the requisite majority of the Company's creditors and confirmation by the Bankruptcy Court.

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

NOTE 3. INVENTORIES, NET

Inventories, net of reserves, are valued at lower of cost (first-in, first-out) or market and consist of the following:

                                               JUNE 28, 2003     DECEMBER 28, 2002      JUNE 29, 2002
                                               -------------     -----------------      -------------
                                                                   (in thousands)
        Raw materials                              $ 4,240             $ 6,482             $ 8,651
        Finished goods                              47,400              41,820              29,702
                                                   -------             -------             -------
                   Total inventories               $51,640             $48,302             $38,353
                                                   =======             =======             =======

NOTE 4. REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning December 30, 2001. SFAS No. 142 requires that the Company's Reorganization Value in Excess of Identifiable Assets (the "Reorganization Asset") and other indefinitely lived intangible assets (collectively, the "Intangibles") be tested for impairment using the two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. As of the date the Company adopted SFAS No. 142, the Company was experiencing substantial operating losses; highly leveraged; unable to make its semi-annual interest payments on its Senior Notes; undergoing a corporate restructuring of which success was uncertain; had diminimus market capitalization and; on the verge of filing bankruptcy. These circumstances led to a significant diminution of the Company's fair vale and the failure of step one of SFAS No. 142. The Company utilized the discounted cash flow methodology to estimate fair value. The evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicated that the implied Reorganization Asset of the Kasper Wholesale segment was $30.4 million less than its carrying value. Based on the evaluation, along with continuing difficulties being experienced in the industry, the Company recorded a non-cash charge of $30.4 million to reduce the carrying value of the Reorganization Asset to the estimated fair value as of December 28, 2002, in the first quarter 2002. This non-cash charge is reported as a cumulative effect of an accounting change in the accompanying statement of operations for the first half 2002. The first half 2002 was restated, as required by SFAS No, 142, to reflect the impairment charge that was determined prior to the issuance of the Company's financial statements for the fiscal year ended December 28, 2002.

NOTE 5.   DEBT

CREDIT FACILITY -

On July 9, 1999, the Company entered into a credit facility with a bank group led by Chase (the "Chase Facility") in order to, among other things, fund the Company's working capital requirements and to finance the Company's purchase of the Anne Klein trademarks (the "Trademark Purchase"). On the Filing Date, the Company obtained a $35 million DIP Revolving Credit Agreement from its then existing bank group (the "Chase DIP"). The Chase DIP also provided for a term loan for the purpose of refinancing the pre-petition obligations outstanding under the Chase Facility. On July 12, 2002, the Chase DIP was amended to convert the term loan to a revolving credit agreement.

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

The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement, which allowed the DIP portion of the credit agreement to be extended to December 31, 2003, as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment. As of June 28, 2003, there were no direct borrowings and $31.5 million outstanding in letters of credit under the Citicorp DIP Credit Agreement. In addition to $13.4 million of unrestricted cash and cash equivalents on hand, the Company had approximately $39.8 million available for future borrowings as of June 28, 2003.

NOTE 6.  INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income.

NOTE 7.  CHANGE IN ESTIMATE

During the second quarter 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve which benefited gross margin for the second quarter and first half 2002. The Company also determined that, due to weak sell-through in its dress and certain sportswear businesses, certain additional allowance reserves amounting to $10.0 million were required in its wholesale segment as of June 29, 2002 and recorded such reserves to the detriment of gross margin for the second quarter and first half 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for the second quarter and first half 2002.

During the first half 2002, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.3 million in the second quarter of 2002 and $1.7 million in the first half 2002.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") for the 1997, 1998, 1999, and 2000 tax years. During the fiscal year ended December 28, 2002, the IRS issued a proposed adjustment, which would have resulted in additional federal and state income taxes, including interest, for the years under exam (the "IRS Claim"). In addition, the proposed adjustment would have reduced the Company's net operating loss carryforwards, by approximately $34.1 million resulting from the disallowance of certain deductions and require the Company to write-down certain tax assets. On November 22, 2002, the Debtors filed an Objection to the IRS Claim pursuant to section 505(a)(8) of the Bankruptcy Code, by which they requested the Court to disallow the IRS Claim in its entirety based on a determination of federal income tax liability pursuant to section 505(a)(1) of the Bankruptcy Code.

During the second quarter 2003, the Company had continuing dialog with the IRS. Any resolution of the IRS Claim may result in a reduction in the disallowance of certain deductions and would be documented in a stipulation with the IRS that would resolve the IRS Claim and be subject to consideration by and receipt of no adverse criticism of the Joint Committee of the Congress of the United States. At such time that the resolution with the IRS is documented in a stipulation, net operating losses that were previously unavailable due to uncertainties resulting from the proposed IRS audit adjustments, will be utilized resulting in a lower effective tax rate.

NOTE 9.  SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, as of June 28, 2003, the Company operated 63 Kasper retail stores, 11 Anne Klein retail stores and one Anne Klein New York full price store, as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. During the second quarter 2003, the Company began the design and production of its new handbag line, which has been included in the Company's wholesale segment. For the purposes of decision-making and assessing performance, management includes its international operations in its wholesale segment, as they are deemed immaterial for segment reporting.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

THIRTEEN WEEKS ENDED JUNE 28, 2003:
                                                  WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                              ------------------  -----------------  -----------------    -----------------
                                                                             (in thousands)
Revenues                                                $71,288             $16,160            $3,817             $ 91,265
                                              ------------------  ------------------ -----------------    -----------------

EBITDAR                                                   3,719               1,922             3,060                8,701
Depreciation and amortization                                                                                        1,501
                                                                                                          -----------------
Operating income                                                                                                    $7,200
                                                                                                          =================


THIRTEEN WEEKS ENDED JUNE 29, 2002:
                                                  WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                              ------------------  -----------------  -----------------    -----------------
                                                                             (in thousands)
Revenues                                                $52,714             $15,060            $4,042              $71,816
                                              ------------------  ------------------ -----------------    -----------------
EBITDAR                                                   6,155               2,032             3,110               11,297
Depreciation and amortization                                                                                        1,028
Restructuring and other credits                                                                                    (2,476)
                                                                                                          -----------------
Operating income                                                                                                   $12,745
                                                                                                          =================

TWENTY-SIX WEEKS ENDED JUNE 30, 2003:
                                                  WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                              ------------------  -----------------  -----------------    -----------------
                                                                             (in thousands)
Revenues                                               $159,133             $28,812           $ 8,182             $196,127
                                              ------------------  ------------------ -----------------    -----------------
EBITDAR                                                  16,662               2,741             6,703               26,106
Depreciation and amortization                                                                                        2,970
                                                                                                          -----------------
Operating income                                                                                                   $23,136
                                                                                                          =================


TWENTY-SIX WEEKS ENDED JUNE 29, 2002:
                                                  WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                              ------------------  -----------------  -----------------    -----------------
                                                                             (in thousands)
Revenues                                               $151,518             $29,872            $7,727             $189,117
                                              ------------------  ------------------ -----------------    -----------------
EBITDAR                                                  19,179               2,622             6,000               27,801
Depreciation and amortization                                                                                        2,057
Restructuring and other credits                                                                                    (1,934)
                                                                                                          -----------------
Operating income                                                                                                   $27,678
                                                                                                          =================

NOTE 10. RESTRUCTURING AND OTHER CHARGES (CREDITS)

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

                                                                                Estimated occupancy
                                                                               costs, severance and
                                                          Professional Fees      asset write-downs              Total
                                                         ------------------- -------------------------- ----------------------
                                                                                  (in thousands)
Balance at December 29, 2001                                   $ 101                  $ 3,102                   $ 3,203
                                                           ---------                ---------                 ---------
     2002 restructuring and other charges (credits)              603                  (3,098)                   (2,495)
     2002 (payments) reversals                                 (704)                      956                       252
                                                           ---------                ---------                 ---------
Balance at December 28, 2002                                   $ ---                    $ 960                     $ 960
                                                           ---------                ---------                 ---------
     2003 restructuring charges                                  ---                      ---                       ---
     2003 payments                                               ---                    (360)                     (360)
                                                           ---------                ---------                 ---------
Balance at June 28, 2003                                       $ ---                    $ 600                     $ 600
                                                           =========                =========                 =========

NOTE 11. SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

The following presents the condensed financial statements of the Company and its subsidiaries, as of June 28, 2003 and December 28, 2002 and for the first half and second quarter 2003 and 2002, that filed voluntary petitions under Chapter 11:

CONDENSED BALANCE SHEETS                                                        June 28, 2003         December 28, 2002
---------------------------------------------------------------------        -------------------    -------------------
                                                                                             (Unaudited)
                                ASSETS                                                     (in thousands)
Current Assets:
  Restricted and unrestricted cash                                                      $ 10,840                $22,896
  Accounts receivable, net                                                                28,757                 12,709
  Inventories, net                                                                        49,970                 46,726
  Prepaid expenses and other current assets                                                5,258                  4,701
                                                                             -------------------    -------------------
Total Current Assets                                                                      94,825                 87,032
                                                                             -------------------    -------------------
Property, plant and equipment, net                                                        18,106                 18,064
Intangibles and other assets, net                                                        124,312                123,020
Investment in subsidiaries                                                                47,796                 47,796
                                                                             -------------------    -------------------
Total Assets                                                                            $285,039              $ 275,912
                                                                             ===================    ===================
                        LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable, accrued expenses and other current liabilities                      $ 61,793                $58,228
Payable to wholly-owned entities not in bankruptcy                                        69,782                 67,861
                                                                             -------------------    -------------------
Total Current Liabilities                                                                131,575                126,089
                                                                             -------------------    -------------------
Long-term liabilities not subject to compromise                                            8,139                 10,000
Liabilities subject to compromise                                                        144,462                145,074
                                                                             -------------------    -------------------
Total Liabilities                                                                        284,176                281,163
Shareholders' Equity                                                                         863                (5,251)
                                                                             -------------------    -------------------
Total Liabilities and Equity                                                           $ 285,039              $ 275,912
                                                                             ===================    ===================



CONDENSED STATEMENTS OF OPERATIONS                                              First Half 2003         First Half 2002
---------------------------------------------------------------------         -------------------    -------------------
                                                                                             (Unaudited)
                                                                                            (in thousands)

Total revenue                                                                           $ 191,573              $ 185,730
Cost of sales                                                                             122,700                114,081
                                                                              -------------------    -------------------
Gross profit                                                                               68,873                 71,649

Selling, general and administrative expenses                                               47,582                 45,556
Depreciation and amortization                                                               2,640                  1,776
Restructuring and other credits                                                               ---                (1,934)
                                                                              -------------------    -------------------
Total operating expenses                                                                   50,222                 45,398
                                                                              -------------------    -------------------
Operating income                                                                           18,651                 26,251

Interest and financing costs                                                                1,674                  5,118
Reorganization costs                                                                        5,053                  2,469
Income taxes                                                                                6,024                  8,160
Cumulative effect of accounting change                                                        ---                 30,400
                                                                              -------------------    -------------------
Net income (loss)                                                                          $5,900              $(19,896)
                                                                              ===================    ===================


CONDENSED STATEMENTS OF OPERATIONS                                            Second Quarter 2003    Second Quarter 2002
---------------------------------------------------------------------         -------------------    -------------------
                                                                                             (Unaudited)
                                                                                            (in thousands)

Total revenue                                                                             $ 89,499               $ 71,025
Cost of sales                                                                               58,335                 37,466
                                                                              --------------------    -------------------
Gross profit                                                                                31,164                 33,559

Selling, general and administrative expenses                                                24,443                 22,804
Depreciation and amortization                                                                1,341                    890
Restructuring and other credits                                                                ---                (2,476)
                                                                              --------------------    -------------------
Total operating expenses                                                                    25,784                 21,218
                                                                              --------------------    -------------------
Operating income                                                                             5,380                 12,341

Interest and financing costs                                                                   724                  1,567
Reorganization costs                                                                         3,906                    842
Income taxes                                                                                   733                  4,257
                                                                              --------------------    -------------------
Net income                                                                                     $17                 $5,675
                                                                              ====================    ===================


CONDENSED STATEMENT OF CASH FLOWS                                               First Half 2003
-------------------------------------------------------------------           -------------------
                                                                                  (Unaudited)
                                                                                 (in thousands)

Cash Flows used in Operating Activities                                                  $(9,326)
Cash Flows used in Investing Activities                                                   (2,750)
Cash Flows used in Financing Activities                                                       ---
                                                                              -------------------
Net decrease in cash and cash equivalents                                                (12,076)
Cash and cash equivalents, beginning of period                                             22,896
                                                                              -------------------
Cash and cash equivalents, end of period                                                 $ 10,820
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

RESULTS OF OPERATIONS

                                                               REVENUES BY SEGMENT
                                                           (000'S EXCEPT PERCENTAGES)
                                    SECOND QUARTER                                              FIRST HALF
                 ------------------------------------------------------   -------------------------------------------------------
                                       %                           %                             %                           %
                      2003         OF TOTAL       2002         OF TOTAL        2003          OF TOTAL       2002         OF TOTAL
                 --------------              ---------------              ---------------              --------------
Wholesale             $ 71,288       78.1%         $ 52,714      73.4%         $ 159,133       81.1%       $ 151,518       80.1%
Retail                  16,160       17.7%           15,060      21.0%            28,812       14.7%          29,872       15.8%
                 --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Net Sales               87,448       95.8%           67,774      94.4%           187,945       95.8%         181,390       95.9%
Licensing                3,817       4.2 %            4,042       5.6%             8,182        4.2%           7,727        4.1%
                 --------------     ------   ---------------    ------    ---------------     ------   --------------     ------
Total Revenue          $91,265      100.0%         $ 71,816     100.0%          $196,127      100.0%       $ 189,117      100.0%
                 ==============     ======   ===============    ======    ===============     ======   ==============     ======

THIRTEEN WEEKS ENDED JUNE 28, 2003 AS COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 2002

TOTAL REVENUE

Net Sales for the thirteen weeks ended June 28, 2003 (the "second quarter 2003") were $87.4 million as compared to $67.8 for the thirteen weeks ended June 29, 2002 (the "second quarter 2002"). Sales from the Company's wholesale operations ("Wholesale") increased 35.2% to $71.3 million in the second quarter 2003 from $52.7 in the second quarter 2002. During the second quarter 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited net sales and gross profit for the second quarter 2002.

The increase in wholesale net sales is due primarily to a shift in shipments from the first quarter 2003 to the second quarter 2003, increased penetration of existing doors and new distribution in the Anne Klein business, as well as increases in the Le Suit, AK Dress and the private label businesses.

Sales at the Company's retail stores ("Retail") increased to $16.2 million in the second quarter 2003 from $15.1 million in the second quarter 2002, primarily due to an additional eight open stores from year to year. Comparable store sales increased 0.7% in the second quarter 2003 compared to the second quarter 2002 as a result of stronger sales at the Company's Anne Klein stores.

Royalty revenue decreased slightly to $3.8 million in the second quarter 2003 from $4.0 million in the second quarter 2002.

GROSS PROFIT

Gross profit as a percentage of total revenue decreased to 38.0% for the second quarter 2003, compared to 48.9% for the second quarter 2002. Wholesale gross profit as a percentage of sales decreased to 30.6% in the second quarter 2003 from 43.9% in the second quarter 2002.

As discussed in Total Revenue, during the second quarter 2002 the Company reversed a $9.7 million reserve relating to certain allowance reserves established at the end of fiscal 2001, which benefited gross profit for the second quarter 2002.

During the second quarter 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross profit for the second quarter 2002.

In addition, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross profit of $1.3 million in the second quarter 2002.

Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, the Company realized a benefit to cost of sales of approximately $450,000 in the second quarter 2002.

Excluding these reversals, second quarter 2002 consolidated gross profit, as a percentage of total revenue, would have been 34.8% and wholesale gross margins would have been 22.6%.

Retail gross profit as a percentage of sales increased to 56.2% in the second quarter 2003 from 52.8% in the second quarter 2002 primarily due to lower product costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased to $26.0 million in the second quarter 2003 as compared to $23.8 million in the second quarter 2002. As a result of the additional 8 retail stores opened over the prior year, Retail incurred and additional $1.2 million in SG&A. International operations added approximately $600,000 in expenses as a result of the growth of the Anne Klein lines in Canada and Europe. Wholesale and licensing SG&A increased approximately $400,000 as a result of severance paid during the second quarter 2003. During the second quarter 2002, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, the Company realized a benefit relating to selling, general and administrative expenses of approximately $150,000 in the second quarter 2002.

RESTRUCTURING AND OTHER CREDITS

The Company recorded a $2.5 million restructuring credit in the second quarter 2002. During the fourth quarter 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During the second quarter 2002, the Company reevaluated its decision to exit certain office space and as a result, recognized a restructuring credit of $2.5 million. This credit was partially offset by approximately $50,000 in restructuring charges related primarily to professional fees associated with the Company's pending bankruptcy filing.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $1.5 million in the second quarter 2003 and $1.0 million in the second quarter 2002. The increase in depreciation relates to the implementation of the new management information systems and capital expenditures relating to department store boutiques and new retail stores.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $727,000 in the second quarter 2003 from $1.6 million in the second quarter 2002. Interest expense is comprised of the interest expense on the Citicorp DIP Credit Agreement and Chase DIP (both defined elsewhere within), factoring fees and changes in fair value of the Company's interest rate swap.

Interest under the Chase DIP and Citicorp DIP Credit Agreement, as applicable, totaled approximately $443,000 in the second quarter 2003 and $1.6 million in the second quarter 2002 as a result of the decrease in borrowings and lower interest rates. In the first quarter 2003, the Company paid approximately $1.6 million in bank fees related to the Citicorp DIP Credit Agreement resulting in approximately $126,000 of amortization charges in the second quarter 2003.

Factoring fees were approximately $198,000 in the second quarter 2003 and $219,000 in the second quarter 2002. Offsetting interest expense in the second quarter 2002 was the increase in market valuation of the Company's interest rate swap of $260,000. As of June 30, 2002, the interest rate swap expired.

REORGANIZATION CHARGES

The Company recorded $3.9 million and $841,000 in reorganization charges in the second quarter 2003 and second quarter 2002, respectively. During the second quarter 2003, the Company incurred approximately $2.5 million in costs relating to the surrender of leased office space. The remaining costs related primarily to professional fees and, in 2002, bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

The Company recorded income taxes of $1.1 million for the second quarter 2003 compared to $4.3 million for the second quarter 2002. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

NET INCOME

Net income was $1.5 million in the second quarter 2003 compared to $6.0 million in the second quarter 2002. The decrease is the result of increased reorganization costs and the reserve reversals that occurred in the second quarter 2002, partially offset by reduced interest and financing costs.

TWENTY-SIX WEEKS ENDED JUNE 28, 2003 AS COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 2002

TOTAL REVENUE

Net sales for the twenty-six weeks ended June 28, 2003 (the "first half 2003") were $187.9 million as compared to $181.4 million for the twenty-six weeks ended June 29, 2002 (the "first half 2002"). Wholesale sales increased to $159.1 million from $151.5 million. As discussed above, in the first half 2002, the Company reversed a $9.7 million reserve, which benefited net sales in the first half 2002.

The increase in wholesale net sales is primarily due to increased penetration of existing doors and new distribution in the Anne Klein business, as well as increases in the Le Suit, private label and AK Dress businesses. Somewhat offsetting the increase in net sales for the first half 2003 was a decrease in the Kasper suit, dress and sportswear businesses.

Retail sales decreased to $28.8 million in the first half 2003 from $29.9 million in the first half 2002, primarily due to the closing of 24 under performing stores during the first quarter 2002, which contributed $1.8 million in sales to the first half 2002, offset partially by sales from the additional eight open stores from year to year. Comparable store sales decreased 3.1% in the first half 2003 compared to the first half 2002 as a result of first quarter 2003 declines offset partially by second quarter 2003 improvement.

Royalty revenue increased to approximately $8.2 million in the first half 2003 from $7.7 million in the first half 2002 as a result of renegotiated royalty percentage rates and higher licensee sales volume.

GROSS PROFIT

Gross profit as a percentage of total revenue decreased slightly to 39.3% for the first half 2003, compared to 40.0% for the first half 2002. Wholesale gross profit, as a percentage of sales, decreased to 33.1% in the first half 2003 from 34.9% in the first half 2002.

As discussed above, during the first half 2002 the Company reversed a $9.7 million reserve relating to certain allowance reserves established at the end of 2001, benefiting gross profit for the first half 2002.

During the second quarter of 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve which benefited gross profit for the first half 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross profit for the first half 2002.

During the first half of 2002, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross profit of $1.7 million in the first half of 2002.

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

Excluding these reversals, first half 2002 consolidated gross profit, as a percentage of total revenue, would have been 34.4% and wholesale gross margins would have been 27.6%.

Retail gross profit as a percentage of sales increased to 56.4% in the first half 2003 from 50.0% in the first half 2002, due to the closing of under performing stores and lower product costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $51.0 million in the first half 2003 as compared to $47.8 million in the first half 2002, an increase of $3.2 million. As a result of the additional 8 retail stores open from year to year, Retail incurred an additional $1.2 million in SG&A. International operations added approximately $1.2 million in expenses as a result of the growth of the Anne Klein lines in Canada and Europe. Wholesale and licensing SG&A increased approximately $800,000 as a result of severance paid during the second quarter 2003 and overall increases associated with higher sales volume. Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid off employees as a result of its 2001 reductions in force. As a result, The Company realized a benefit relating to selling, general and administrative expenses of approximately $150,000 in the first half 2002.

RESTRUCTURING AND OTHER CREDITS

The Company recorded a $1.9 million restructuring credit in the first half 2002. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During the second quarter 2002, the Company reevaluated its decision to exit certain office space and as a result, recognized a restructuring credit of $2.5 million. This credit was partially offset by approximately $592,000 in restructuring charges related primarily to professional fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $3.0 million in the first half 2003 and $2.1 million in the first half 2002. The increase in depreciation relates to the implementation of the Company's new management information systems and capital expenditures relating to department store boutiques and new retail stores.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $1.7 million in the first half 2003 from $5.1 million in the first half 2002, a decrease of approximately $3.4 million.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company did not incur interest on the Senior Notes in the first half 2003 compared to $1.7 million for the first half 2002. Included in Senior Notes interest expense for the first half 2002 was approximately $300,000 in unpaid default interest on the Senior Notes.

Interest under the Chase Facility (defined elsewhere), Chase DIP and Citicorp DIP Credit Agreement, as applicable, totaled approximately $939,000 in the first half 2003 and $3.3 million in the first half 2002 as a result of the decrease in borrowings and lower interest rates. In the first quarter 2003, the Company paid approximately $1.6 million in bank fees related to the Citicorp DIP Credit Agreement resulting in approximately $225,000 of amortization charges in the first half 2003.

Factoring fees were approximately $549,000 in the first half 2003 and $627,000 in the first half 2002. Offsetting interest expense in the first half 2002 was the increase in market valuation of the Company's interest rate swap of approximately $508,000. As of June 30, 2002, the interest rate swap expired.

REORGANIZATION CHARGES

The Company recorded $5.1 million and $2.5 million in reorganization charges in the first half 2003 and first half 2002, respectively. During the first half 2003, the Company incurred approximately $2.4 million in costs relating to the surrender of leased office space. The remaining costs related primarily to professional fees and, in 2002, bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

Provision for income taxes was $6.9 million for the first half 2003 compared to $8.4 million for the first half 2002. These amounts differ from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

NET INCOME (LOSS)

Net income was $9.5 million in the first half 2003 compared to a loss of $18.8 million in the first half 2002, an increase of approximately $28.2 million. The increase is the result of reduced interest and financing costs, along with the cumulative effect of change in accounting principle recorded in the first half 2002, partially offset by the increased reorganization costs and the reserve reversals that occurred in the second quarter 2002. See Note 4 of Notes to Condensed Consolidated Financial Statements for more information on the cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, department store boutiques, retail stores including full price shops and other corporate activities.

Net cash used in operating activities was $8.7 million during the first half 2003 compared to cash provided of $68.4 million during the first half 2002. The decrease in cash flows from the prior year is partly the result of the $20.0 million royalty prepayment received during the first quarter of 2002. In addition, as a result of the Chapter 11 Cases, in 2002 the Company benefited from the non-payment of pre-petition liabilities, which are generally not settled until a plan of reorganization has been approved. Inventory levels at the beginning of 2003 were leaner than at the beginning of 2002, resulting in a small increase for the first half 2003 as compared to a large decrease in the first half 2002. The increase in accounts receivable is primarily the result of increased sales and a shift in the timing of shipments. The decrease in cash used in investing activities resulted from less capital expenditures in the first half 2003 compared to the first half 2002. Cash flows from financing activities decreased as a result of decreased borrowings during the first half 2003.

On January 30, 2003, the Company obtained a $100 million debtor-in-possession financing facility (the "Citicorp DIP Credit Agreement") from its new bank group led by Citicorp USA, Inc. ("Citicorp"). The Citicorp DIP Credit Agreement replaced the $35 million DIP Revolving Credit Agreement from its then existing bank group (the "Chase DIP", formerly the "Chase Facility") and permits up to $60.0 million available for issuance of letters of credit, of which $15.0 million will be available for stand-by letters of credit and up to $10.0 million for discretionary swing loans.

The Citicorp DIP Credit Agreement, as amended, provides, among other things, for the maintenance of certain financial ratios and covenants, and set limits on capital expenditures and dividends to shareholders. The Citicorp DIP Credit Agreement, as amended, has a term ending on the earliest to occur of (i) December 31, 2003, (ii) the effective date of the Plan, or (iii) the occurrence of an Event of Default. Availability under the Citicorp DIP Credit Agreement is limited to a borrowing base calculated upon eligible accounts receivable, eligible inventory, eligible documentary letters of credit and trademarks, in each case, less appropriate reserves. Interest on outstanding borrowings is determined based on stated margins above the Base Rate Loans and Eurodollar Rate Loans maintained by Citicorp on the terms and subject to the conditions of the agreement.

The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement, which allowed the DIP portion of the credit agreement to be extended to December 31, 2003 as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment. As of June 28, 2003, there were no direct borrowings and $31.5 million outstanding in letters of credit under the Citicorp DIP Credit Agreement. In addition to $13.4 million of unrestricted cash and cash equivalents on hand, the Company had approximately $39.8 million available for future borrowings as of June 28, 2003.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.75%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest relating the Senior Notes totaled $1.7 million for the first half 2002, including $300,000 in default interest. At June 28, 2003, the Senior Notes have been classified as liabilities subject to compromise.

On October 4, 1999, the Company entered into a factoring agreement with the CIT Group/Commercial Services, Inc. ("CIT"). CIT collects the Company's receivables and in turn remits the funds to the Company. Any amounts unpaid after 90 days on approved sales are guaranteed to be paid to the Company by CIT. The agreement has no expiration date but may be terminated upon 90 days written notice by the Company and upon 60 days written notice by CIT. On November 10, 2000, the factoring agreement was amended to change the fee structure from a flat rate monthly fee to a floating rate monthly fee based on a percentage of the amount of each account factored. For its services, CIT charges the Company 0.30% of the gross face amount of each account factored and an additional 0.25% of the gross face amount of each account whose terms exceed 60 days. In addition, for each six-month period beginning December 1, 2000, there is a minimum factoring fee of $675,000. On February 5, 2002, the Company entered into an amended agreement with CIT. The terms of the amended agreement remained substantially the same with the exception of the reduction of the six-month minimum factoring fee to $500,000 and the requirement of a 90-day termination notice by CIT, except upon the occurrence of default by the Company, including a default under the Chase DIP or failure to pay any obligation under the CIT agreement, for which no notice is needed. On January 30, 2003, the Company, in connection with the replacement of the Chase DIP by Citicorp DIP Credit Agreement, entered into an amendment with CIT. The terms of this amendment were to incorporate the Citicorp DIP Credit Agreement as part of the factoring agreement, change the fees charged by CIT for its services to 0.25% of the gross face amount of each account factored and reduce each six-month period minimum factoring fee to $375,000 as of February 1, 2003.

Capital expenditures were $3.0 million and $3.6 million for the first half 2003 and first half 2002, respectively. Capital expenditures represent spending associated with information systems, new retail stores, department store boutiques, warehouse and showroom improvements, overseas facilities development and general improvements.

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

o the risk that the cash generated by the Company from operations and the cash received by the Company under its Citicorp DIP Credit Facility (defined elsewhere herein) will not be sufficient to fund the operations of the Company until such time as the Company's plan of reorganization is approved by the bankruptcy court, and that the Company will be able to obtain any extensions as may be necessary should a delay in the confirmation of a plan cause the plan to be consummated subsequent to the expiration on December 31, 2003;

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

o     potential exchange rate fluctuations;

o the Company's concentration of revenues in department stores located in the United States, including the decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us;

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

           10.1 Amendment to Employment Agreement, between the Company and Lee Sporn, dated July 16, 2003

           10.2 Amendment to Employment Agreement, between the Company and Joseph B. Parsons, dated July 16, 2003

           99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss. 1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss. 1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002


           (b) Reports on Form 8-K:

           On April 16, 2003, the Company filed a current report on Form 8-K attaching the press release announcing its financial results for the fourth quarter and fiscal year ended December 28, 2002.

           On May 14, 2003, the Company filed a current report on Form 8-K attaching the press release announcing its financial results for the quarter ended March 29, 2003.

           On June 13, 2002 the Company filed a current report on Form 8-K to disclose that it had signed a definitive agreement to be acquired by Kellwood Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KASPER A.S.L., LTD.
                              (Registrant)
Dated: August 18, 2003

                              /s/ John D. Idol
                              --------------------------------------------------
                              John D. Idol
                              Chairman and Chief Executive Officer



                              /s/ Joseph B. Parsons
                              --------------------------------------------------
                              Joseph B. Parsons
                              Executive Vice President - Chief Financial Officer

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


                      Date: August 18, 2003

                                                 /s/ John D. Idol
                                                 ----------------------------
                                                 John D. Idol
                                                 Chief Executive Officer

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


                      Date: August 18, 2003

                                              /s/ Joseph B. Parsons
                                              -------------------------------
                                              Joseph B. Parsons
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                 DESCRIPTION
--------------                                 -----------

    10.1 Amendment to Employment Agreement, between the Company and Lee Sporn, dated July 16,2003

    10.2 Amendment to Employment Agreement, between the Company and Joseph B. Parsons, dated July 16,2003

    99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss. 1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss. 1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002