Form 10-Q
period 2003-09-27
KASPER A S L LTD
filed 2003-11-12
CIK 1037067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 27, 2003
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                              ----------------------   ------------------------

                         Commission file number: 0-24179
                                     -------

                               KASPER A.S.L., LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                     22-3497645
            ------------------------   -------------------------------
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

                                 (201) 864-0328
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act)     Yes      No  X
                                              ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No
                          ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 10, 2003 was 6,800,000.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


                                      INDEX




PART I - FINANCIAL INFORMATION


                                                                                                                           Page No.
                                                                                                                           --------

Item 1.    Financial Statements:

                     Condensed Consolidated Balance Sheets at September 27, 2003, December 28, 2002
                     and September 28, 2002..................................................................................  3

                     Condensed Consolidated Statements of Operations for the Thirteen weeks and
                     Thirty-nine weeks ended September 27, 2003 and September 28, 2002.......................................  4

                     Condensed Consolidated Statements of Cash Flows for the
                     Thirty-nine weeks ended September 27, 2003 and September
                     28, 2002................................................................................................. 5

                     Notes to Condensed Consolidated Financial Statements .................................................... 6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations................... 15

Item 4.              Controls and Procedures................................................................................. 23

PART II - OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K........................................................................ 24

SIGNATURES

EXHIBIT INDEX


                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     --------------------   ------------------  -------------------
                                  ASSETS                                 SEPTEMBER 27,        DECEMBER 28,        SEPTEMBER 28,
                                                                            2003                  2002                2002
                                                                     --------------------   ------------------  -------------------
                                                                         (UNAUDITED)            (AUDITED)          (UNAUDITED)
                                                                                                                    (RESTATED)
Current Assets:
      Cash and cash equivalents......................................             $2,652             $ 24,941              $ 4,237
      Accounts receivable, net of reserves of  $33,980, $34,679
          and $37,941, respectively..................................             67,145               14,479               33,155
      Inventories, net...............................................             46,578               48,302               36,973
      Prepaid expenses and other current assets......................              5,518                5,441                7,423
                                                                     --------------------   ------------------  -------------------
      Total Current Assets...........................................            121,893               93,163               81,788
                                                                     --------------------   ------------------  -------------------
Property, plant and equipment, at cost less accumulated
      depreciation and amortization of $25,820, $21,538 and
      $19,548, respectively..........................................             19,971               19,673               19,731
Reorganization value in excess of identifiable assets, net of
      accumulated amortization.......................................             19,844               19,844               19,844
Trademarks, net of accumulated amortization..........................            103,162              103,162              103,162
Other assets, at cost less accumulated amortization..................              2,162                  997                1,039
                                                                     --------------------   ------------------  -------------------
 Total Assets........................................................           $267,032             $236,839             $225,564
                                                                     ====================   ==================  ===================

    LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities Not
Subject to Compromise:
      Accounts payable...............................................            $23,552              $28,592              $17,962
      Accrued expenses and other current liabilities.................             17,687               13,095               30,970
      Interest payable...............................................                 99                  182                  189
      Deferred income taxes..........................................              5,426                9,118                  766
      Deferred royalty income........................................              5,000                5,098                5,000
      DIP facility...................................................              1,524                   --                   --
                                                                     --------------------   ------------------  -------------------
Total Current Liabilities............................................             53,288               56,085               54,887
Long-Term Liabilities Not Subject to Compromise:
      Deferred royalty income........................................              6,622               10,000               11,733
      Other long-term liabilities....................................                604                  738                   --
                                                                     --------------------   ------------------  -------------------
Total Liabilities Not Subject to Compromise..........................             60,514               66,823               66,620
Liabilities Subject to Compromise....................................            143,111              145,074              149,171
                                                                     --------------------   ------------------  -------------------
Total Liabilities....................................................            203,625              211,897              215,791
Commitments and Contingencies
Shareholders' Equity:
      Common Stock, 6,800,000 shares issued and outstanding..........                 68                   68                   68
      Preferred Stock, none issued...................................                 --                   --                   --
      Capital in excess of par value.................................           120,880               120,561              120,455
      Accumulated deficit............................................           (58,100)              (95,046)            (110,280)
      Cumulative other comprehensive income (loss)...................                559                 (641)                (470)
                                                                     --------------------   ------------------  -------------------
Total Shareholders' Equity...........................................             63,407               24,942                9,773
                                                                     --------------------   ------------------  -------------------
Total Liabilities and Shareholders' Equity...........................           $267,032             $236,839             $225,564
                                                                     ====================   ==================  ===================


           The accompanying Notes to Condensed Consolidated Financial
            Statements are an integral part of these balance sheets.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                               THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                          --------------------------------   --------------------------------

                                                             SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                                                 2003            2002              2003             2002
                                                          ---------------- ----------------  ---------------  ---------------
                                                                                                                 (RESTATED)
Net sales..............................................         $ 122,491         $ 97,786        $ 310,435        $ 279,174

Royalty income.........................................             5,491            4,533           13,673           12,260
                                                          ---------------- ----------------  ---------------  ---------------
Total revenue..........................................           127,982          102,319          324,108          291,434

Cost of sales..........................................            78,335           58,817          197,399          172,354
                                                          ---------------- ----------------  ---------------  ---------------

Gross profit...........................................            49,647           43,502          126,709          119,080

Operating expenses (income):

Selling, general and administrative expenses...........            25,878           23,475           76,838           71,261

Depreciation and amortization..........................             2,052            1,120            5,022            3,178

Restructuring and other (credits) charges..............             (261)               11            (261)          (1,923)
                                                          ---------------- ----------------  ---------------  ---------------
Total operating expenses...............................            27,669           24,606           81,599           72,516
                                                          ---------------- ----------------  ---------------  ---------------
Operating income.......................................            21,978           18,896           45,110           46,564

Interest and financing costs (excludes $5,157 and
  $4,630 of stayed interest in third quarter 2003
  and 2002, respectively and $15,207 and $11,927 in
  YTD 2003 and 2002, respectively).....................              857            1,043             2,566            6,164
                                                          ---------------- ----------------  ---------------  ---------------
Income before reorganization costs, income taxes
  and cumulative effect of change in accounting
  principle............................................            21,121           17,853           42,544           40,400

Reorganization costs...................................             1,271              667            6,323            3,134
                                                          ---------------- ----------------  ---------------  ---------------
Income before income taxes and cumulative effect of
  change in accounting principle........................           19,850           17,186           36,221           37,266

Income tax (benefit) provision.........................           (7,601)            7,215            (725)           15,655
                                                          ---------------- ----------------  ---------------  ---------------
Income before cumulative effect of change in
  accounting principle..................................          27,451            9,971           36,946           21,611

Cumulative effect of change in accounting principle                   --               --               --           30,400
                                                          ---------------- ----------------  ---------------  ---------------
Net income (loss)......................................          $ 27,451          $ 9,971         $ 36,946        $ (8,789)
                                                          ================ ================  ===============  ===============
Basic and diluted earnings (loss) per common share.....             $4.04           $ 1.47           $ 5.43         $ (1.29)
                                                          ================ ================  ===============  ===============
Weighted average number of shares used in
 computing basic and diluted earnings (loss)
 per common share.......................................        6,800,000        6,800,000        6,800,000       6,800,000



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

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              THIRTY-NINE WEEKS
                                                                                                    ENDED
                                                                               ------------------------------------------

                                                                                   SEPTEMBER 27,          SEPTEMBER 28,
                                                                                        2003                  2002
                                                                               -------------------    -------------------
                                                                                                             (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................            $ 36,946              $ (8,789)
                                                                               -------------------    -------------------
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Cumulative effect of change in accounting principle.......................                  --                30,400
   Depreciation and amortization.............................................               4,660                 3,121
   Write-off of net book value of property, plant and equipment..............                 362                    --
   Interest rate swap........................................................                  --                   516
   Deferred income taxes.....................................................              (3,692)                  229
   Deferred royalty income...................................................              (3,476)               (3,267)
   Deferred other............................................................                (134)                   --
   Non-cash restructuring and other costs....................................                 505                (1,308)
(Increase) decrease in:
   Accounts receivable, net..................................................             (52,666)              (28,822)
   Inventories, net..........................................................               1,724                36,726
   Prepaid expenses and other assets.........................................                (101)               (3,197)
Increase (decrease) in:
   Accounts payable, accrued expenses and other current liabilities..........               5,965                19,288
   Interest payable..........................................................                 (83)              (28,294)
   Deferred royalty income...................................................                  --                20,000
                                                                               -------------------    -------------------
Total adjustments............................................................             (46,936)               45,392
                                                                               -------------------    -------------------
Net cash (used in) provided by operating activities before
  reorganization items........................................................             (9,990)               36,603
                                                                               -------------------    -------------------
OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:
   Decrease in liabilities subject to compromise.............................              (1,963)                   --
   Payment of reorganization items...........................................              (6,674)               (2,862)
   Interest expense not paid.................................................                  --                29,096
                                                                               -------------------    -------------------
Net cash (used in) provided by operating activities..........................             (18,627)               62,837
                                                                               -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures net of proceeds from sales of fixed assets...........              (5,260)              (5,744)
                                                                               -------------------    -------------------
   Net cash used in investing activities.....................................              (5,260)              (5,744)
                                                                               -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under bank revolver...........................               1,524               (59,048)
                                                                               -------------------    -------------------
   Net cash provided by (used in) financing activities.......................               1,524               (59,048)

Effect of exchange rate changes on cash and cash equivalents.................                  74                  (213)
                                                                               -------------------    -------------------
Net decrease in cash and cash equivalents....................................             (22,289)               (2,168)

Cash and cash equivalents, at beginning of period............................              24,941                  6,405
                                                                               -------------------    -------------------
Cash and cash equivalents, at end of period..................................             $ 2,652                $ 4,237
                                                                               ===================    ===================



           The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                      KASPER A.S.L., LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

The accompanying unaudited condensed consolidated financial statements of Kasper A.S.L., Ltd. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at September 27, 2003 and the results of operations for the thirteen and thirty-nine weeks ended September 27, 2003 (the "third quarter 2003" and "YTD 2003", respectively) and September 28, 2002 (the "third quarter 2002" and "YTD 2002", respectively) and cash flows for the thirty-nine weeks ended September 27, 2003 and September 28, 2002 have been included. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the third quarter 2003 and YTD 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2003. Certain amounts reflected in 2002 have been reclassified to conform to the presentation of similar items in 2003.

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

While under the protection of the Bankruptcy Code, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of changes in business strategies and the effects of a plan of reorganization. In the Chapter 11 Cases, substantially all unsecured liabilities as of the Filing Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of, and settlement terms for, such liabilities are subject to approval of a plan of reorganization and accordingly are not presently determinable. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of September 27, 2003 are identified below:

                                             SEPTEMBER 27,
                                                 2003
                                                 ----
                                           (in thousands)

13.0% Senior Notes due 2004                   $110,000
Interest accrued on above Senior Notes          29,096
Accounts payable                                 3,482
Other accrued expenses                             533
                                             ---------
Total liabilities subject to compromise      $ 143,111
                                             =========

For YTD 2003 and YTD 2002, the Company recognized $6.3 million and $3.1 million in reorganization costs, respectively. These amounts relate primarily to professional fees, bank fees and, in 2003, lease cancellation costs. Interest expense, including default interest, under the Senior Notes would have amounted to $15.2 million and $13.6 million for YTD 2003 and YTD 2002, respectively, had it not have been for the Chapter 11 Cases. As of September 27, 2003, the cumulative stayed interest not recognized by the Company since the Filing Date totaled $32.0 million, including default interest.

At the commencement of the Chapter 11 Cases, the Company filed a preliminary plan of reorganization. The United States Trustee thereafter appointed the Official Committee of Unsecured Creditors (the "Creditors' Committee"), and based on negotiations with the Creditors' Committee, the Company filed a First Amended and Restated Joint Plan of Reorganization (as amended from time to time, the "Plan") and First Amended and Restated Disclosure Statement (as amended from time to time, the "Disclosure Statement") on November 6, 2002.

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

On June 12, 2003, the Company entered into an agreement to be acquired by Kellwood Company ("Kellwood") for $111.0 million in cash, $40.0 million in Kellwood common stock and the assumption of deferred liabilities, primarily pre-paid royalties, subject to adjustments as set forth in the purchase agreement (the "Kellwood Agreement"). The Kellwood Agreement was subject to higher or better offers and an auction to be conducted pursuant to Court-approved bidding procedures.

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

On August 7, 2003, the auction was conducted pursuant to Court-approved bidding procedures. As a result of the auction, Jones was determined to have submitted the highest offer, and the Company entered into an agreement to be acquired by Jones for $204.0 million in cash and the assumption of deferred liabilities, primarily pre-paid royalties, projected to be approximately $11.5 million at closing, for an aggregate value of $215.5 million, subject to adjustments (the "Jones Purchase Agreement"). The Jones Purchase Agreement was confirmed at a hearing in the Bankruptcy Court on August 14, 2003 and will be implemented through the Plan that requires, among other things, the approval of the requisite majority of the Company's creditors and confirmation by the Bankruptcy Court.

Following the confirmation of the Jones Purchase Agreement, it became apparent that equity interest holders would be entitled to a distribution of a portion of the proceeds resulting from the sale of the Company to Jones. Accordingly, the U.S. Trustee appointed an equity committee (the "Equity Committee") on October 9, 2003. On November 10, 2003, the Creditors' Committee and the Equity Committee reached a comprehensive agreement on the distribution of the proceeds pursuant to the Plan, net of administrative expenses, priority tax claims and certain other claims.

On November 10, 2003, Jones agreed to increase the Jones Bid by $17.0 million subject to the fulfillment of certain conditions including: the support for the Plan by the Creditors' Committee and certain large holders of the Company's Senior Notes; the support for the Plan by the Equity Committee and certain large holders of the common stock of the Company; the confirmation of the Company's Plan; and, closing of the sale to Jones by December 5, 2003. The adjusted purchase price consists of $221.0 million in cash and the assumption of pre-paid royalties projected to be $11.5 million at closing, for an aggregate value of $232.5 million, plus the assumption of certain other liabilities, subject to adjustments.

The Bankruptcy Court entered an order, dated October 15, 2003, approving the amended Disclosure Statement filed by the Company and setting November 19, 2003 as the confirmation hearing date of the Plan.

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


NOTE 3. INVENTORIES, NET

Inventories, net of reserves, are valued at lower of cost (first-in, first-out) or market and consist of the following:

                                   SEPTEMBER 27,   DECEMBER 28,   SEPTEMBER 28,
                                       2003             2002            2002
                                       ----             ----            ----
                                                  (in thousands)
    Raw materials                     $2,981          $6,482          $ 5,365
    Finished goods                    43,597          41,820           31,608
                                     -------         -------           -------
               Total inventories     $46,578         $48,302           $36,973
                                     =======         =======           =======

NOTE 4. REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning December 30, 2001. SFAS No. 142 requires that the Company's Reorganization Value in Excess of Identifiable Assets (the "Reorganization Asset") and other indefinitely lived intangible assets (collectively, the "Intangibles") be tested for impairment using the two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. As of the date the Company adopted SFAS No. 142, the Company was experiencing substantial operating losses; highly leveraged; unable to make its semi-annual interest payments on its Senior Notes; undergoing a corporate restructuring of which success was uncertain; had diminimus market capitalization and; on the verge of filing bankruptcy. These circumstances led to a significant diminution of the Company's fair vale and the failure of step one of SFAS No. 142. The Company utilized the discounted cash flow methodology to estimate fair value. The evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicated that the implied Reorganization Asset of the Kasper Wholesale segment was $30.4 million less than its carrying value. Based on the evaluation, along with continuing difficulties being experienced in the industry, the Company recorded a non-cash charge of $30.4 million to reduce the carrying value of the Reorganization Asset to the estimated fair value as of the transitional testing date of December 30, 2001, in the first quarter 2002. This non-cash charge is reported as a cumulative effect of an accounting change in the accompanying statement of operations for YTD 2002. YTD 2002 was restated, as required by SFAS No, 142, to reflect the impairment charge that was determined prior to the issuance of the Company's financial statements for the fiscal year ended December 28, 2002.

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

The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement, which allowed the DIP portion of the credit agreement to be extended to December 31, 2003, as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment. As of September 27, 2003, there was $1.5 million outstanding in direct borrowings and $28.3 million outstanding in letters of credit under the Citicorp DIP Credit Agreement. The Company had approximately $47.3 million available for future borrowings as of September 27, 2003.

NOTE 6.  INCOME TAXES

The Company is in an accumulated loss position for both financial reporting and income tax purposes. For financial statement purposes, the tax benefit of the Company's net operating loss carryforwards and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income. As a result the Company has net operating loss carryforwards of approximately $28.0 million coming into the 2003 tax year.

As a result of the resolution with the IRS (see Note 9), net operating losses that were previously unavailable, due to the proposed IRS audit adjustments, are now being utilized. The Company has adjusted its estimate of the annual effective tax rate to a 2% benefit after giving effect to both the resolution of uncertainties related to the proposed IRS adjustment as well as the reversal of certain tax reserves totaling $3.7 million. As a result, for YTD and third quarter 2003, the change in the Company's effective tax rate resulting from these changes produced a tax benefit of approximately $725,000 and $7.6 million, respectively.

NOTE 7.   INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The gains and losses resulting from changes in exchange rates from year to year have been reported in other comprehensive income.

NOTE 8.  CHANGE IN ESTIMATE

During the second quarter 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for YTD 2002. The Company also determined that, due to weak sell-through in its dress and certain sportswear businesses, certain additional allowance reserves amounting to $10.0 million were required in its wholesale segment as of June 29, 2002 and recorded such reserves to the detriment of gross margin for YTD 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross margin for YTD 2002.

During the first half 2002, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross margin of $1.7 million for YTD 2002.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company has undergone an examination by the Internal Revenue Service ("IRS") for the 1997, 1998, 1999, and 2000 tax years. During the fiscal year ended December 28, 2002, the IRS issued a proposed adjustment, which would have resulted in additional federal and state income taxes, including interest, for the years under exam (the "IRS Claim"). In addition, the proposed adjustment would have reduced the Company's net operating loss carryforwards, by approximately $34.1 million resulting from the disallowance of certain deductions and require the Company to write-down certain tax assets. On November 22, 2002, the Debtors filed an Objection to the IRS Claim pursuant to section 505(a)(8) of the Bankruptcy Code, by which they requested the Court to disallow the IRS Claim in its entirety based on a determination of federal income tax liability pursuant to section 505(a)(1) of the Bankruptcy Code.

During the third quarter, the Company reached a resolution of its dispute with the IRS and, on October 17, 2003 signed a Stipulation Resolving IRS Claim (the "Stipulation"). The Stipulation will result in the disallowance of certain deductions amounting to approximately $8.0 million in the 1997 through 2001 tax years which will result in a reduction in the Company's net operating loss carryforwards in the same amount. As a result, the Company expects to incur additional federal and state income taxes, including interest, of approximately $400,000. The Stipulation is subject to approval of the Joint Committee on Taxation of the Congress of the United States.

NOTE 10.  SEGMENT INFORMATION

The Company's primary segment is the design, distribution and wholesale sale of women's career suits, dresses and sportswear principally to major department stores and specialty shops. In addition, as of September 27, 2003, the Company operated 70 Kasper retail stores, 11 Anne Klein retail stores and one Anne Klein New York full price store, as another distribution channel for its products. The Company's licensing operations are also considered a segment for reporting purposes. During YTD 2003, the Company began the selling, design and production of its new handbag line, which has been included in the Company's wholesale segment. For the purposes of decision-making and assessing performance, management includes its international operations in its wholesale segment, as they are deemed immaterial for segment reporting.

The Company measures segment profit as earnings before interest, taxes, depreciation, amortization and restructuring ("EBITDAR"). All intercompany revenues and expenses are eliminated in computing revenues and EBITDAR. Information on segments and a reconciliation to the consolidated financial statements is as follows:

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003:


                                                       WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                   ------------------  -----------------  -----------------    -----------------
                                                                                  (in thousands)
Revenues                                                   $ 104,366            $ 18,125           $ 5,491            $ 127,982
                                                   ------------------  ------------------ -----------------    -----------------
EBITDAR                                                       16,549               2,415             4,805               23,769
Depreciation and amortization                                                                                             2,052
Restructuring and other credits                                                                                           (261)
                                                                                                               -----------------
Operating income                                                                                                       $ 21,978
                                                                                                               =================


THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002:


                                                     WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                 ------------------  -----------------  -----------------    -----------------
                                                                                (in thousands)
Revenues                                                  $ 83,941            $ 13,845           $ 4,533            $ 102,319
                                                 ------------------  ------------------ -----------------    -----------------
EBITDAR                                                     13,831               2,366             3,830               20,027
Depreciation and amortization                                                                                           1,120
Restructuring and other charges                                                                                            11
                                                                                                             -----------------
Operating income                                                                                                     $ 18,896
                                                                                                             =================

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003:
                                                     WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                 ------------------  -----------------  -----------------    -----------------
                                                                                (in thousands)

Revenues                                                 $ 263,499            $ 46,936           $13,673             $324,108
                                                 ------------------  ------------------ -----------------    -----------------
EBITDAR                                                     33,209               5,155            11,507               49,871
Depreciation and amortization                                                                                           5,022
Restructuring and other credits                                                                                          (261)
                                                                                                             -----------------
Operating income                                                                                                      $45,110
                                                                                                             =================

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002:
                                                     WHOLESALE            RETAIL           LICENSING           CONSOLIDATED
                                                 ------------------  -----------------  -----------------    -----------------
                                                                                (in thousands)
                                                                                  (Restated)

Revenues                                                 $ 235,458            $ 43,716          $ 12,260            $ 291,434
                                                 ------------------  ------------------ -----------------    -----------------
EBITDAR                                                     33,001               4,988             9,830               47,819
Depreciation and amortization                                                                                           3,178
Restructuring and other credits                                                                                        (1,923)
                                                                                                             -----------------
Operating income                                                                                                     $ 46,564
                                                                                                             =================


NOTE 11. RESTRUCTURING AND OTHER (CREDITS) CHARGES

The Company continues to carry out its restructuring plans established in the fourth quarter of 2000 with certain modifications. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During the third quarter
2003, the Company decided that approximately $261,000 of this reserve was no longer needed, and as a result recognized a restructuring credit. During the second quarter of 2002 the Company reevaluated its decision to exit certain office space and as a result, recognized a restructuring credit of $2.5 million.
The Company incurred additional restructuring charges of $603,000 in YTD 2002 relating to professional fees.

                                                                                           Estimated
                                                                                        occupancy costs,
                                                                  Professional        severance and asset
                                                                      Fees                 write-downs                 Total
                                                                 ------------------- -------------------------- -------------------
                                                                                          (in thousands)

Balance at December 29, 2001                                       $   101                 $ 3,102                   $ 3,203
                                                                   --------                --------                  --------
     2002 restructuring and other charges (credits)                    603                  (3,098)                   (2,495)
     2002 (payments) reversals                                        (704)                    956                       252
                                                                   --------                --------                  --------
Balance at December 28, 2002                                       $   ---                 $   960                   $   960
                                                                   --------                --------                  --------
     2003 payments                                                     ---                    (461)                     (461)
     2003 reversals                                                    ---                    (261)                     (261)
                                                                   --------                --------                  --------
Balance at September 27, 2003                                      $   ---                 $   238                   $   238
                                                                   --------                --------                  --------


NOTE 12. SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

The following presents the condensed financial statements of the Company and its subsidiaries, as of September 27, 2003 and December 28, 2002 and for YTD and third quarter 2003 and 2002, that filed voluntary petitions under Chapter 11:


CONDENSED BALANCE SHEETS                                                      SEPTEMBER 27, 2003       DECEMBER 28, 2002
---------------------------------------------------------------------        --------------------    -------------------
                                                                                             (Unaudited)
                                ASSETS                                                      (in thousands)
Current Assets:
  Cash and cash equivalents                                                                $ 930                $22,896
  Accounts receivable, net                                                                60,619                 12,709
  Inventories, net                                                                        44,978                 46,726
  Prepaid expenses and other current assets                                                4,816                  4,701
                                                                             --------------------    -------------------
Total Current Assets                                                                     111,343                 87,032
                                                                             --------------------    -------------------
Property, plant and equipment, net                                                        18,278                 18,064
Intangibles and other assets, net                                                        124,185                123,020
Investment in subsidiaries                                                                47,796                 47,796
                                                                             --------------------    -------------------
Total Assets                                                                            $301,602              $ 275,912
                                                                             ====================    ===================

                        LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable, accrued expenses and other current liabilities                      $54,156                $58,228
Payable to wholly-owned entities not in bankruptcy                                       72,231                 67,861
                                                                             -------------------    -------------------
Total Current Liabilities                                                               126,387                126,089
                                                                             -------------------    -------------------
Long-term liabilities not subject to compromise                                           6,622                 10,000
Liabilities subject to compromise                                                       143,111                145,074
                                                                             -------------------    -------------------
Total Liabilities                                                                       276,120                281,163
Shareholders' Equity (Deficit)                                                           25,482                 (5,251)
                                                                             -------------------    -------------------
Total Liabilities and Equity                                                           $301,602              $ 275,912
                                                                             ===================    ===================


CONDENSED STATEMENTS OF OPERATIONS                                                YTD 2003                 YTD 2002
---------------------------------------------------------------------        -------------------    --------------------
                                                                                            (Unaudited)
                                                                                            (in thousands)

Total revenue                                                                          $315,521               $ 285,018
Cost of sales                                                                           202,319                 174,548
                                                                             -------------------    --------------------
Gross profit                                                                            113,202                 110,470

Selling, general and administrative expenses                                             71,663                  67,790
Depreciation and amortization                                                             4,517                   2,747
Restructuring and other credits                                                            (261)                 (1,923)
                                                                             -------------------    --------------------
Total operating expenses                                                                 75,919                  68,614
                                                                             -------------------    --------------------
Operating income                                                                         37,283                  41,856

Interest and financing costs                                                              2,497                   6,156
Reorganization costs                                                                      6,323                   3,134
Income taxes                                                                             (1,949)                 15,100
Cumulative effect of accounting change                                                       --                  30,400
                                                                             -------------------    --------------------
Net income (loss)                                                                       $30,412               $ (12,934)
                                                                             ===================    ====================


CONDENSED STATEMENTS OF OPERATIONS                                            THIRD QUARTER 2003      THIRD QUARTER 2002
---------------------------------------------------------------------        --------------------    -------------------
                                                                                            (Unaudited)
                                                                                            (in thousands)

Total revenue                                                                          $ 123,948               $ 99,288
Cost of sales                                                                             79,619                 60,467
                                                                             --------------------    -------------------
Gross profit                                                                              44,329                 38,821

Selling, general and administrative expenses                                              24,081                 22,234
Depreciation and amortization                                                              1,877                    971
Restructuring and other charges                                                             (261)                    11
                                                                             --------------------    -------------------
Total operating expenses                                                                  25,697                 23,216
                                                                             --------------------    -------------------
Operating income                                                                          18,632                 15,605

Interest and financing costs                                                                 823                  1,038
Reorganization costs                                                                       1,271                    667
Income taxes                                                                              (7,973)                 6,940
                                                                             --------------------    -------------------
Net income                                                                             $  24,511               $  6,960
                                                                             ====================    ===================


CONDENSED STATEMENT OF CASH FLOWS                                                 YTD 2003
-------------------------------------------------------------------          -------------------
                                                                                 (Unaudited)
                                                                                (in  thousands)


Cash Flows used in Operating Activities                                              $ (15,711)
Cash Flows used in Investing Activities                                                 (4,731)
Cash Flows used in Financing Activities                                                 (1,524)
                                                                             -------------------

Net decrease in cash and cash equivalents                                              (21,966)
Cash and cash equivalents, beginning of period                                          22,896
                                                                             -------------------
Cash and cash equivalents, end of period                                              $    930
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

RESULTS OF OPERATIONS

                                                    REVENUES BY SEGMENT
                                              (000'S EXCEPT PERCENTAGES)
                                      THIRD QUARTER                                                 YTD
                  ------------------------------------------------------   -------------------------------------------------------
                                     %                           %                             %                           %
                      2003       OF TOTAL          2002       OF TOTAL          2003       OF TOTAL         2002       OF TOTAL
                  --------------              ---------------              ---------------              --------------

Wholesale              $104,366       81.5%        $  83,941      82.0%          $263,499       81.3%       $ 235,458       80.8%
Retail                   18,125       14.2%           13,845      13.5%            46,936       14.5%          43,716       15.0%
                  --------------              ---------------              ---------------              --------------
Net Sales               122,491       95.7%           97,786      95.5%           310,435       95.8%         279,174       95.8%
Licensing                 5,491        4.3%            4,533       4.5%            13,673        4.2%          12,260        4.2%
                  --------------              ---------------              ---------------              --------------
Total Revenue          $127,982      100.0%        $ 102,319     100.0%          $324,108      100.0%       $ 291,434      100.0%
                  ==============              ===============              ===============              ==============


THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 AS COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002

TOTAL REVENUE

Net Sales for the thirteen weeks ended September 27, 2003 (the "third quarter 2003") were $122.5 million as compared to $97.8 for the thirteen weeks ended September 28, 2002 (the "third quarter 2002"). Sales from the Company's wholesale operations ("Wholesale") increased 24.3% to $104.4 million in the third quarter 2003 from $83.9 in the third quarter 2002.

The increase in wholesale net sales is due primarily to volume increases in all of the Company's lines, including the new Anne Klein Handbag line.

Sales at the Company's retail stores ("Retail") increased to $18.1 million in the third quarter 2003 from $13.8 million in the third quarter 2002 due to a comparable store sales increase of 18.2% in the third quarter 2003 compared to the third quarter 2002, as well as an additional 13 open stores from year to year.

Royalty revenue increased to $5.5 million in the third quarter 2003 from $4.5 million in the third quarter 2002, as a result of higher licensee sales volume.

GROSS PROFIT

Gross profit as a percentage of total revenue decreased to 38.8% for the third quarter 2003, compared to 42.5% for the third quarter 2002. Wholesale gross profit as a percentage of sales decreased to 32.8% in the third quarter 2003 from 36.1% in the third quarter 2002, primarily as a result of greater off-price sales at lower gross margins for the Kasper lines, and a decrease in full price sales margins as a result of greater dilution due to promotional activity in the Kasper suit, Nipon and AK Anne Klein businesses.

Retail gross profit as a percentage of sales decreased to 54.9% in the third quarter 2003 from 62.4% in the third quarter 2002, primarily as a result of costing variances and favorable inventory shrink that positively impacted the third quarter 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased to $25.9 million in the third quarter 2003 as compared to $23.5 million in the third quarter 2002. As a result of the additional 13 retail stores opened over the prior year, Retail incurred an additional $1.3 million in SG&A. International operations added approximately $550,000 in expenses as a result of the growth of the Anne Klein lines in Canada and Europe. Wholesale and licensing SG&A increased approximately $550,000 as a result of expenses relating to the new Anne Klein handbag line totaling $348,000 and overall increases associated with higher sales volume.

RESTRUCTURING AND OTHER CHARGES

During the third quarter 2003, the Company decided that approximately $261,000 of restructuring reserves relating to retail store closing costs were no longer needed, and as a result recognized a restructuring credit. The Company incurred $11,000 in restructuring and other charges in the third quarter 2002. This charge consisted primarily of professional fees associated with the Company's bankruptcy filing.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $2.1 million in the third quarter 2003 and $1.1 million in the third quarter 2002. The increase in depreciation relates to the implementation of the new management information systems and capital expenditures relating to department store boutiques and new retail stores. In addition, during the third quarter 2003, the Company wrote-off the net book value of abandoned fixed assets totaling $362,000.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $857,000 in the third quarter 2003 from $1.0 million in the third quarter 2002. Interest expense is comprised of the interest expense on the Citicorp DIP Credit Agreement and Chase DIP (both defined elsewhere within), factoring fees and changes, in 2002, in fair value of the Company's interest rate swap.

Interest under the Chase DIP and Citicorp DIP Credit Agreement, as applicable, totaled approximately $330,000 in the third quarter 2003 and $643,000 in the third quarter 2002 as a result of the decrease in borrowings and lower interest rates. In the first quarter 2003, the Company paid approximately $1.6 million in bank fees related to the Citicorp DIP Credit Agreement resulting in approximately $126,000 of amortization charges in the third quarter 2003. Bank fees in the third quarter 2002 totaled $43,000.

Factoring fees were approximately $349,000 in the third quarter 2003 and $335,000 in the third quarter 2002. Other interest, partially offset by interest income totaled $50,000 in the third quarter 2003 and $21,000 in the third quarter 2002.

REORGANIZATION CHARGES

The Company recorded $1.3 million and $667,000 in reorganization charges in the third quarter 2003 and third quarter 2002, respectively. These charges related primarily to professional fees and, in 2002, bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

The Company recorded an income tax benefit of $7.6 million for the third quarter 2003 compared to a provision of $7.2 million for the third quarter 2002. The Company is in an accumulated loss position for both financial reporting and income tax purposes. For financial statement purposes, the tax benefit of the Company's net operating loss carryforwards and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income. As a result of the resolution with the IRS (see Note 9 of Notes to Condensed Consolidated Financial Statements), net operating losses which were previously unavailable, due to proposed IRS audit adjustments, are now being utilized. The Company has adjusted its estimate of the annual effective tax rate to a 2% benefit after giving effect to both the resolution of uncertainties related to the proposed IRS adjustment as well as the reversal of certain tax reserves totaling $3.7 million, resulting in a tax benefit for the third quarter 2003. For the third quarter 2002, the provision differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

NET INCOME

Net income was $27.5 million in the third quarter 2003 compared to $10.0 million in the third quarter 2002. The improvement is the result of the increase in sales volume royalty income, reduced interest and financing costs and income tax benefit, partially offset by increased SG&A costs and decreased margins.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 AS COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002

TOTAL REVENUE

Net sales for the thirty-nine weeks ended September 27, 2003 ("YTD 2003") were $310.4 million as compared to $279.2 million for the thirty-nine weeks ended September 28, 2002 ("YTD 2002"). Wholesale sales increased to $263.5 million from $235.5 million. During the second quarter 2002, the Company determined that, due to improved sell-through in its wholesale segment, certain allowance reserves amounting to $9.7 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited net sales and gross profit for YTD 2002.

The increase in wholesale net sales is primarily due to overall volume increases in all of the Company's lines, including the new Anne Klein Handbag line.

Retail sales increased to $46.9 million in YTD 2003 from $43.7 million in YTD 2002. The increase in sales is the result of an additional 13 open stores from year to year, along with a comparable store sales increase of 4.2% for YTD 2003 compared to YTD 2002, somewhat offset by the closing of 24 underperforming stores in the first quarter 2002, which contributed $1.8 million in sales in YTD 2002.

Royalty revenue increased to approximately $13.7 million in YTD 2003 from $12.3 million in YTD 2002 as a result of higher licensee sales volume.

GROSS PROFIT

Gross profit as a percentage of total revenue decreased to 39.1% for YTD 2003, compared to 40.9% for YTD 2002. Wholesale gross profit, as a percentage of sales, decreased to 33.0% in YTD 2003 from 35.3% in YTD 2002.

As discussed above, during YTD 2002 the Company reversed a $9.7 million reserve relating to certain allowance reserves established at the end of 2001, benefiting gross profit for YTD 2002.

During the second quarter of 2002, the Company determined that, due primarily to improved margins of its wholesale off-price sales, certain inventory reserves amounting to $2.0 million as of December 29, 2001 were no longer required. As a result of this change in estimate, the Company reversed this reserve, which benefited gross profit for YTD 2002.

During the first half of 2002, the Company utilized in its production process certain raw materials that were aged as of December 29, 2001 that, as part of the Company's normal valuation process, had been reserved. As a result of the utilization of the previously reserved raw materials, the Company recognized this change in estimate as a benefit to gross profit of $1.7 million in YTD 2002.

Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid-off employees as a result of its 2001 reductions in force. As a result, the Company realized a benefit relating to cost of sales of approximately $450,000 in YTD 2002.

Excluding these reversals, YTD 2002 consolidated gross profit, as a percentage of total revenue, would have been 37.3% and wholesale gross margins would have been 30.8%. The improvement in gross profit after adjustments is the result of higher gross margins on off-price sales and increased profitability of the Company's Hong Kong operations.

Retail gross profit as a percentage of sales increased to 55.8% in YTD 2003 from 54.0% in YTD 2002, due to the closing of under-performing stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $76.8 million in YTD 2003 as compared to $71.3 million in YTD 2002, an increase of $5.5 million. As a result of the additional 13 retail stores open from year to year, Retail incurred an additional $2.4 million in SG&A. International operations added approximately $1.7 million in expenses as a result of the growth of the Anne Klein lines in Canada and Europe. Wholesale and licensing SG&A increased approximately $1.4 million as a result of severance paid during the second quarter 2003, the start-up of the Anne Klein Handbag line which contributed an additional $650,000 in SG&A and overall increases associated with higher sales volume. Additionally, the Company obtained a favorable decision with respect to a severance dispute with certain union employees in which the arbitrator ruled that the Company is not obligated to pay severance to any of the permanently laid-off employees as a result of its 2001 reductions in force. As a result, the Company realized a benefit relating to selling, general and administrative expenses of approximately $150,000 in YTD 2002.

RESTRUCTURING AND OTHER CREDITS

During YTD 2003, the Company decided that approximately $261,000 of restructuring reserves relating to retail store closing costs were no longer needed, and as a result recognized a restructuring credit. The Company recorded a $1.9 million restructuring credit in YTD 2002. During the fourth quarter of 2001, the Company recorded a charge of $4.9 million for lease cancellation costs and asset write-downs in connection with the decision to exit certain retail store leases and certain office space in fiscal 2002. During YTD 2002, the Company reevaluated its decision to exit certain office space and as a result, recognized a restructuring credit of $2.5 million. This credit was partially offset by approximately $603,000 in restructuring charges related primarily to professional fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $5.0 million in YTD 2003 and $3.2 million in YTD 2002. The increase in depreciation relates to the implementation of the Company's new management information systems and capital expenditures relating to department store boutiques and new retail stores. In addition, during YTD 2003, the Company wrote-off the net book value of leasehold improvements relating to department store shop boutiques totaling $362,000.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased to $2.6 million in YTD 2003 from $6.2 million in YTD 2002, a decrease of approximately $3.6 million.

As a result of the Chapter 11 Cases, interest on the Senior Notes stopped accruing as of February 5, 2002. Accordingly, the Company did not incur interest on the Senior Notes in YTD 2003 compared to $1.7 million for YTD 2002. Included in Senior Notes interest expense for YTD 2002 was approximately $308,000 in unpaid default interest on the Senior Notes.

Interest under the Chase Facility (defined elsewhere), Chase DIP and Citicorp DIP Credit Agreement, as applicable, totaled approximately $1.2 in YTD 2003 and $4.0 million in YTD 2002 as a result of the decrease in borrowings and lower interest rates. In the first quarter 2003, the Company paid approximately $1.6 million in bank fees related to the Citicorp DIP Credit Agreement resulting in approximately $351,000 of amortization charges in YTD 2003. YTD 2002 bank fees totaled $43,000.

Factoring fees were approximately $898,000 in YTD 2003 and $962,000 in YTD 2002. Offsetting interest expense in YTD 2002 was the increase in market valuation of the Company's interest rate swap of approximately $508,000. As of June 30, 2002, the interest rate swap expired. Other interest expense, totaling $160,000 and $139,000 in YTD 2003 and YTD 2002 was offset by interest income of $68,000 and $177,000, respectively.

REORGANIZATION CHARGES

The Company recorded $6.3 million and $3.1 million in reorganization charges in YTD 2003 and YTD 2002, respectively. During YTD 2003, the Company incurred approximately $2.6 million in costs relating to the surrender of leased office space. The remaining costs related primarily to professional fees and, in 2002, bank fees associated with the Company's reorganization as a result of the Chapter 11 Cases.

INCOME TAXES

The Company recorded an income tax benefit of $725,000 for YTD 2003 compared to a provision of $15.7 million for YTD 2002. The Company is in an accumulated loss position for both financial reporting and income tax purposes. For financial statement purposes, the tax benefit of the Company's net operating loss carryforwards and other deferred tax assets, are offset by a valuation allowance due to the uncertainty of the Company's ability to realize future taxable income. As a result of the resolution with the IRS (see Note 9 of Notes to Condensed Consolidated Financial Statements), net operating losses which were previously unavailable, due to proposed IRS audit adjustments, are now being utilized. The Company has adjusted its estimate of the annual effective tax rate to a 2% benefit after giving effect to both the resolution of uncertainties related to the proposed IRS adjustment as well as the reversal of certain tax reserves totaling $3.7 million, resulting in a tax benefit for YTD 2003. For YTD 2002, the provision differs from the amount computed by applying the federal income tax statutory rate of 34% to income before taxes primarily because of state and foreign taxes.

NET INCOME (LOSS)

Net income was $36.9 million in YTD 2003 compared to a loss of $8.8 million in YTD 2002, an increase of approximately $45.7 million. The improvement is the result of the increased sales volume and reduced interest and financing costs, along with the cumulative effect of change in accounting principle recorded in YTD 2002 and income tax benefit, partially offset by the increased SG&A expenses, reorganization costs and the reserve reversals that occurred in YTD 2002. See Note 4 of Notes to Condensed Consolidated Financial Statements for more information on the cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of liquidity historically have been cash flows from operations, vendor credit terms and credit facilities. The Company's capital requirements primarily result from working capital needs, department store boutiques, retail stores including full price shops and other corporate activities.

Net cash used in operating activities was $18.6 million during YTD 2003 compared to cash provided of $62.8 million during YTD 2002. The decrease in cash flows from the prior year is partly the result of the $20.0 million royalty prepayment received during the first quarter of 2002. In addition, as a result of the Chapter 11 Cases, in 2002 the Company benefited from the non-payment of pre-petition liabilities, which are generally not settled until a plan of reorganization has been approved. Inventory levels at the beginning of 2003 were leaner than at the beginning of 2002, resulting in a smaller decrease for YTD 2003 as compared to YTD 2002. The increase in accounts receivable is primarily the result of increased sales and a shift in the timing of shipments. Incremental sales in August and September of 2003 were approximately $24.0 million more than for the same period in 2002. The decrease in cash used in investing activities resulted from slightly less capital expenditures in YTD 2003 compared to YTD 2002. Cash flows from financing activities increased due to the Company's borrowed position at the end of the third quarter 2003 and the repayment of pre-petition borrowings during YTD 2002.

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

The Company paid approximately $1.6 million in commitment and related fees in connection with the Citicorp DIP Credit Agreement in January 2003. On March 14, 2003 the Company obtained an amendment to the Citicorp DIP Credit Agreement, which allowed the DIP portion of the credit agreement to be extended to December 31, 2003 as well as amended certain financial covenants. There were no incremental bank fees associated with this amendment. As of September 27, 2003, there was $1.5 million outstanding in direct borrowings and $28.3 million outstanding in letters of credit under the Citicorp DIP Credit Agreement. The Company had approximately $47.3 million available for future borrowings as of September 27, 2003.

Pursuant to the Leslie Fay reorganization plan, the Company issued $110 million in Senior Notes. The Senior Notes initially bore interest at 12.75% per annum and mature on March 31, 2004. Beginning January 1, 2000, the interest rate increased to 13.0%. The Company stopped accruing interest on the Senior Notes on the Filing Date. Interest relating the Senior Notes totaled $1.7 million for YTD 2002, including $300,000 in default interest. At September 27, 2003, the Senior Notes have been classified as liabilities subject to compromise.

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

Capital expenditures were $5.3 million and $5.7 million for YTD 2003 and YTD 2002, respectively, and represent spending associated with information systems, new retail stores, department store boutiques, warehouse and showroom improvements, overseas facilities development and general improvements.

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

ITEM 4.
                             CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 27, 2003. Based on their evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 27, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    31.1 Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act

    31.2 Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act

    32.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

    99.1  Press Release of the Company dated November 12, 2003



(b) Reports on Form 8-K:

          On August 8, 2003 the Company filed a current report on Form 8-K to disclose that it had signed a definitive agreement to be acquired by Jones Apparel Group, Inc.


          On August 25, 2003, the Company filed a current report on Form 8-K attaching the press release announcing its financial results for the second quarter ended June 28, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KASPER A.S.L., LTD.
                                      (Registrant)
Dated:  November 12, 2003

                                       /s/ John D. Idol
                                      ----------------------------------------
                                      John D. Idol
                                      Chairman and Chief Executive Officer


                                       /s/ Joseph B. Parsons
                                      ------------------------------------------
                                      Joseph B. Parsons
                                      Executive Vice President - Chief Financial
                                      Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------


    31.1 Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act

    31.2 Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act

    32.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

    99.1            Press Release of the Company dated November 12, 2003